Form 10QSB
period 2006-10-31
Fitness Xpress Software Inc.
filed 2006-12-15
CIK 1372305

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   October 31, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-119848
                            -----------------

                        Fitness Xpress Software Inc.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                   Applied For
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

2755 Maple Street, Suite 109
Vancouver, British Columbia                              V6K 5J1
----------------------------------------      -----------------------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number, including area code:        (604) 731-6096
                                                ---------------------------



    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined  in
Rule 12b-2 of the Exchange Act). [ X ]  Yes    [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,586,800 shares of $0.001 par value common stock outstanding as of December 15, 2006.

                          FITNESS XPRESS SOFTWARE INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                October 31, 2006

                                   (Unaudited)












BALANCE SHEETS

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                          FITNESS XPRESS SOFTWARE INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               October 31,          April 30,
                                                                                   2006               2006
                                                                                   ----               ----
                                                                               (Unaudited)
ASSETS
------
   Current
       Cash                                                                 $         19,649    $         29,929
                                                                            ================    ================

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

LIABILITIES
-----------
Current
   Accounts payable and accrued liabilities                                  $         3,750     $         5,075
   Due to related party - Note 3                                                       1,704                 500
                                                                             ---------------     ---------------
                                                                                       5,454               5,575
                                                                             ---------------     ---------------

STOCKHOLDERS' EQUITY
--------------------
Capital stock - Note 3
       75,000,000 shares authorized, $0.001 par value
       6,586,800 shares issued and outstanding
       (April 30, 2006-6,586,800)                                                      6,586               6,586
   Additional paid-in capital                                                         23,364              23,364
Deficit accumulated during the development stage                                (     15,755)       (      5,596)
                                                                             ---------------     ---------------
                                                                                      14,195              24,354
                                                                             ---------------     ---------------
                                                                             $        19,649     $        29,929
                                                                             ===============     ===============

     The accompanying notes are an integral part of these interim financial statements

                          FITNESS XPRESS SOFTWARE INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             Three months             Six months           February 10, 2006
                                                                ended                    ended            (date of inception)
                                                             October 31,              October 31,           to October 31,
                                                                 2006                    2006                    2006
                                                                 ----                    ----                    ----
Expenses
   Accounting and audit fees                            $             4,527     $              5,876    $             10,576
   Management fees (Note 3)                                             750                    1,500                   2,000
   Office and general                                                 2,209                    2,604                   3,000
   Travel                                                                 -                      179                     179
                                                        -------------------     --------------------    ---------------------
Net loss                                                $   (         7,486)    $   (         10,159)   $   (         15,755)
                                                        ===================     ====================    =====================
Basic and diluted net loss per share                    $                 -     $                  -
                                                        ===================     ====================
Weighted average number of shares outstanding - basic
and diluted                                                       6,586,800                6,586,800
                                                        ===================     ====================


     The accompanying notes are an integral part of these interim financial statements

                          FITNESS XPRESS SOFTWARE INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six months          February 10, 2006
                                                                                     ended                (inception)
                                                                                  October 31,            to October 31,
                                                                                      2006                    2006
                                                                                      ----                    ----
Cash from Operating Activities
   Net loss                                                                  $  (        10,159)    $  (        15,755)

   Change in non-cash working capital items

     Accounts payable and accrued liabilities                                   (         1,325)                 3,750
                                                                             ------------------     -------------------
Net cash flows used in operations                                               (        11,484)       (        12,005)
                                                                             ------------------     -------------------
Cash from Financing Activities
   Advance from related party                                                             1,204                  1,704
   Proceeds from issuance of common stock                                                     -                 29,950
                                                                             ------------------     -------------------
Net cash flows from financing activities                                                  1,204                 31,654
                                                                             ------------------     -------------------

Increase (decrease) in cash                                                     (        10,280)                19,649

Cash, beginning                                                                          29,929                      -
                                                                             ------------------     -------------------
Cash, ending                                                                 $           19,649     $           19,649
                                                                             ==================     ===================


Supplementary disclosure of cash flow information: Cash paid for:
       Interest                                                              $               -      $               -
                                                                             ==================     ===================
       Income Taxes                                                          $               -      $               -
                                                                             ==================     ===================

     The accompanying notes are an integral part of these interim financial statements

                          FITNESS XPRESS SOFTWARE INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                October 31, 2006
                                   (Unaudited)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              Fitness Xpress Software Inc. ("The Company") was incorporated in the State of Nevada on February 10, 2006 and its fiscal year end is April 30. The Company is in the process of obtaining a license to distribute Fitness Management Software ("FMS") developed by an unrelated private company. The FMS allows fitness clubs to make informed management decision through an integrated "real time view" of club activities and operations.

              During the six months ended October 31, 2006, the Company entered into a "Manufacturer/Dealer Agreement" (the "Agreement") with a private company Just Ladies Fitness Ltd. ("Just Ladies Fitness"). Just Ladies Fitness is a manufacturer developer of the point-of-sale and customer management software (the "JFL Software") to the fitness industry. In terms of the Agreement the Just Ladies Fitness will provide the Company with its JFL Software for marketing in North America at discounted prices. Just Ladies Fitness retains the intellectual property rights to the software. The Company is developing a web site to promote the JFL software and train sales staff to be competent in operating the JFL Software.

              These financial statements have been prepared on a going concern basis. The Company has a working capital of $14,195 at October 31, 2006, and has accumulated a deficit of $15,755 since inception. The ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended April 30, 2006 included in the Company's SB-2 to be filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

Fitness Xpress Software, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(Unaudited)

Note 2        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share; no other class of shares is authorized.

              During the period from February 10, 2006 (inception) to April 30, 2006, the Company issued 6,586,800 shares of common stock for total proceeds of $29,950.

              To October 31, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 3        Related Party Transactions
              --------------------------
              The president of the Company provides management services to the Company. The services are valued at $250 per month. During the six-month period ended October 31, 2006, management services of $1,500 were charged to operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Product Introduction

We will rely upon the growth of the North American fitness industry for the success of our business plan.

We will commence operations by distributing Fitness Express software through corporate sales personnel. We expect that it will take us six to nine months to develop a complete customer prospect list. The process will evolve as we create and develop our corporate web site and offer on-line, as well as on site, product demonstrations to all interested parties. We will also identify, attend and demonstrate the software at industry related conferences and trade-shows. We will then follow up on all relevant sale leads. Because our licensing agreement does not require us to compensate the licensee unless we sell their software, we will not incur any cost of inventory during this period.

Sales

Our business objective is to market and distribute the Fitness Express software. As part of our licensing agreement, the owner of Fitness Express will launch a web site that will detail the features and benefits of the software, show customer references, as well as offer on-line video demonstrations and training. As our primary source of product information, we will design our own website. It will feature company information, downloadable brochures, a product overview, as well as links to related articles, publicity and to the licensor's web site.

Following this initial phase, our corporate sales initiative intends to have a significant number of sales prospects ready for contact in approximately nine months.

We will purchase Fitness Express software from the licensor upon receiving orders from customers. This software will be purchased at a 50% discount from the stated retail price. Hardware and point of sale products will also be purchased in the same manner from national distributors and resold to customers at a competitive retail price. Hardware installation will be carried out by a national system services organization and software will be loaded via the Internet, directly from the software licensor. We do not have any agreements or arrangements in place regarding hardware supplies or installation. We will seek to develop such relationships within the next six months.

The specific business milestones that we hope to achieve are as follows:

-        design of corporate web site
-        generation of potential customer list
-        retention of commission sales staff
-        execution of  agreements  with hardware  suppliers and  installers
-        initial  contact with potential  customers
-        industry  magazine and  publication marketing
-        attendance at industry conferences and trade shows
-        sale and installation  of our first  software  systems
-        initiation  of a channel sales program

The costs of achieving the above milestones are included in our estimated expenses outlined below.

Our president will initiate all sales contacts, and we plan to retain one full-time sales person in the next 12 months, as well as one additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission, based upon the system sales they arrange. We expect to pay each sales person 12% to 15% of the net profit we realize from such sales.

Product Pricing

-        Club Version Including: 2 user license, basic
         check-in, billings reporting, unlimited  number
         of members, basic security levels, paperless
         document archiving, contractor activity tracking
         and prospect/membership tacking:                      $ 2,950.00
         Additional Workstation Licenses:                      $ 1,450.00

-        Enterprise Version Including: Real Time
         communications to remote locations,
         Head Office consolidation of members,
         inventory, services and  reporting, 2 head
         office user licenses                                  $ 3,450.00
-        Additional Workstation Licenses:                      $ 1,450.00

Additional Modules & Programs:

o        Biometric Security Module w/Timeclock:               $   450.00/ws
o        Membership Card Printing Module:                     $   950.00/H.O
o        In House scheduling for tanning,
         personal trainers, classes etc.                      $   475.00/H.O
o        G/L export module                                    $   450.00/H.O
o        On-line Debit/Credit Card processing                 $   450.00/ws
o        On-line Scheduling for tanning, personal
         trainers, classes etc. Also offers members easy
         access to account information                        $ 1,450.00
o        Support: On-going support and Upgrades program
         will be made available to all clients. Typically the price of support & upgrades will represent 18% of the value of the software sold.
o        Training: Training can be conducted over 2
         days on site:                                        $   795.00/day
         Web training 1 year unlimited license:               $   995.00/yr.

POS Hardware Sales
o        Barcode Swipe Reader                                 $   495.00
o        Credit Card Reader                                   $   495.00
o        Barcode Scanner                                      $   390.00
o        Receipt Printer                                      $   492.00
o        Electronic Cash Drawer                               $   190.00
o        Signature Capture pad                                $   490.00

Costs

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Travel to trade shows & client sites                          $ 8,000.00
Web page development                                          $ 1,500.00
General Marketing                                             $ 6,000.00
General administrative costs:                                 $ 9,000.00

Total:                                                        $25,500.00

In addition, we anticipate spending an additional $25,000 on administrative fees incurred in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $37,500.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Results Of Operations For Period Ending October 31, 2006

We did not earn any revenues during the six-month period ending October 31, 2006. We incurred operating expenses in the amount of $10,159 for the six-month period ended October 31, 2006. Our operating expenses were comprised of accounting and audit fees of $5,876, office and general expenses of $2,604, management fees of $1,500 and travel costs of $179.

At October 31, 2006, we had total assets of $19,649 consisting entirely of cash and $5,454 in liabilities consisting of accounts payable and accrued liabilities of $3,750 and $1,704 due to our president.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on October 31, 2006. This evaluation was conducted by our chief executive officer and principal accounting officer, Ron Bell.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended October 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

Exhibits

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current Reports on Form 8-K

During the quarter ended October 31, 2006, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  December 15, 2006

Fitness Xpress Software Inc.

/s/ Ron Bell
------------------------------
Ron Bell, President