Form 10QSB
period 2007-01-31
Fitness Xpress Software Inc.
filed 2007-03-19
CIK 1372305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-136592

Fitness Xpress Software, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2755 Maple Street, Suite 109, Vancouver, BC V6K 5J1
(Address of principal executive offices)

604-731-6096
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,586,800 common shares as of January 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of January 31, 2007 (unaudited);
F-2	Interim Statements of Operations for the three and nine months ended January 31, 2007 (unaudited);
F-3	Interim Statements of Cash Flows for the three and nine months ended January 31, 2007 (unaudited);
F-4	Notes to the Interim Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

FITNESS XPRESS SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2007	April 30, 2006
	(Unaudited)
ASSETS
Current
Cash	$12,204	$29,929

	$12,204	$29,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$-	$5,075
Due to related party - Note 3	2,454	500

	2,454	5,575

Commitments and contingencies - Note 1

Stockholders’ Equity
Capital stock - Note 2
75,000,000 shares authorized, $0.001 par value
6,586,800 shares issued and outstanding	6,586	6,586
Additional paid-in capital	23,364	23,364
Deficit accumulated during the development stage	(20,200)	(5,596)

	9,750	24,354

	$12,204	$29,929

The accompanying notes are an integral part of these financial statements

FITNESS XPRESS SOFTWARE INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended January 31, 2007	Nine months ended January 31, 2007	February 10, 2006 (inception) to January 31, 2007
Expenses
Accounting and audit fees	$1,219	$7,095	$11,795
Management fees	750	2,250	2,750
Office and general	2,476	5,080	5,476
Travel	-	179	179

Net loss	$(4,445)	$(14,604)	$(20,200)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	6,586,800	6,586,800

The accompanying notes are an integral part of these financial statements

FITNESS XPRESS SOFTWARE INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended January 31, 2007	February 10, 2006 (inception) to January 31, 2007
Cash Flows From Operating Activities
Net loss	$(14,604)	$(20,200)

Change in non-cash working capital items

Accounts payable and accrued liabilities	(5,075)	-

Net cash flows used in operations	(19,679)	(20,200)

Cash Flows From Financing Activities
Advance from related party	1,954	2,454
Proceeds from issuance of common stock	-	29,950

Net cash flows provided by financing activities	1,954	32,404

Increase (decrease) in cash during the period	(17,725)	12,204

Cash, beginning	29,929	-

Cash, ending	$12,204	$12,204

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FITNESS XPRESS SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on February 10, 2006 and its fiscal year end is April 30. During the nine months ended January 31, 2007, the Company entered into a “Manufacturer/Dealer Agreement” (the “Agreement”) with a private company Just Ladies Fitness Ltd. (“Just Ladies Fitness”). Just Ladies Fitness is a manufacturer developer of the point-of-sale and customer management software (the “JFL Software”) to the fitness industry. The JFL Software allows fitness clubs to make informed management decision through an integrated “real time view” of club activities and operations. In terms of the Agreement, Just Ladies Fitness will provide the Company with its JFL Software for marketing in North America at discounted prices. Just Ladies Fitness retains the intellectual property rights to the Software. The Company has undertaken to develop a web site to promote the JFL software and train sales staff to be competent in operating the JFL Software.

Going Concern
These financial statements have been prepared on a going concern basis. The Company has a working capital of $9,750 at January 31, 2007, and has accumulated a deficit of $20,200 since inception. The ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended April 30, 2006 included in the Company’s Registration Form SB-2 to be filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

FITNESS XPRESS SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)

Note 2	Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

As at January 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 3	Related Party Transactions

The president of the Company provides management services to the Company. During the nine-month period ended January 31, 2007, management services of $1,954 were charged to operations.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

We intend to commence business operations by distributing fitness software solutions throughout North America. Under an agreement dated June 29, 2006 with Just Ladies Fitness Ltd., we have the right to market and distribute that company’s point-of-sale and customer management software designed for the North American fitness industry. We are required to pay Just Ladies Fitness Ltd. 55% of its published list price for any of its software products that we sell to third parties.

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

The specific business milestones that we hope to achieve are as follows:

•	design of corporate web site
•	generation of potential customer list
•	retention of commission sales staff
•	execution of agreements with hardware suppliers and installers
•	initial contact with potential customers
•	industry magazine and publication marketing
•	attendance at industry conferences and trade shows
•	sale and installation of our first software systems
•	initiation of a channel sales program

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

Product Pricing

•	Club Version

Includes: 2 user license, basic check-in, billings reporting, unlimited number of members, basic security levels, paperless document archiving, contractor activity tracking and prospect/membership tacking: $ 2,950.00
Additional Workstation Licenses: $ 1,450.00

•	Enterprise Version

Includes: Real Time communications to remote locations, Head Office consolidation of members, inventory, services and reporting, 2 head office user licenses $ 3,450.00 Additional Workstation Licenses: $ 1,450.00

Additional Modules & Programs:

•	Biometric Security Module w/Timeclock$ 450.00/ws
•	Membership Card Printing Module $ 950.00/H.O
•	In House scheduling for tanning, personal trainers, classes etc.$ 475.00/H.O
•	G/L export module$ 450.00/H.O
•	On-line Debit/Credit Card processing$ 450.00/ws
•	On-line Scheduling for tanning, personal trainers, classes etc.; Also offers members easy access to account information $ 1,450.00
•	Training: Training can be conducted over 2 days on site $ 795.00/day
•	Web training 1 year unlimited license $ 995.00/yr.

•	Support: On-going support and Upgrades program will be made available to all clients. Typically the price of support & upgrades will represent 18% of the value of the software sold.

POS Hardware Sales

•	Barcode Swipe Reader$ 495.00
•	Credit Card Reader$ 495.00
•	Barcode Scanner$ 390.00
•	Receipt Printer$ 492.00
•	Electronic Cash Drawer$ 190.00
•	Signature Capture pad$ 490.00

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Bell. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three and nine months ended January 31, 2007

We have not earned any revenues since our inception on February 10, 2006.

We incurred operating expenses in the amount of $4,445 for the three months ended January 31, 2007 and in the amount of $14,604 for the nine months ended the same date. We have incurred total operating expenses of $20,200 from inception on February 10, 2006 through January 31, 2007.

We incurred a net loss in the amount of $4,445 for the three months ended January 31, 2007 and in the amount of $14,604for the nine months ended the same date. We have incurred a total net loss of $20,200 from inception on February 10, 2006 through January 31, 2007. Our losses for the three and nine months ended January 31, 2007 and since inception on February 10, 2006 are attributable to operating expenses together with a lack of any revenues.

Financing, Liquidity and Capital Resources

We had cash of $12,204 and working capital in the amount of $9,750 as of January 31, 2007.

We expect to incur the following costs in the next 12 months in connection with our business operations:

Travel to trade shows & client sites	$8,000.00
Web page development	$1,500.00
General Marketing	$6,000.00
General administrative costs:	$9,000.00
Total:	$25,500.00

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

Off Balance Sheet Arrangements

As of January 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have incurred a net loss of $20,200 for the period from our inception, February 10, 2006, to January 31, 2007, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations. Our auditors have issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The auditor’s going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies for the company.

Recently Issued Accounting Pronouncements

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning April 30, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Ron Bell. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief

Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended January 31, 2007.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fitness Xpress Software, Inc.

Date:	March 19, 2007

By: /s/ Ron Bell Ron Bell Title: Chief Executive Officer and Director