Form 10KSB
period 2007-04-30
MSTI Holdings, Inc.
filed 2007-07-31
CIK 1372305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 333-136592

MSTI Holdings, Inc.
(Name of small business issuer in its charter)

Delaware	26-0240347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

259-263 Goffle Road Hawthorne, New Jersey	07506
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (973) 304-6080

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0

As of July 26, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity was $10,593,709.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 29,386,552 Common Shares as of July 19, 2007.

Transitional Small Business Disclosure Format (Check One): Yes: __; No ☒

EXPLANATORY NOTE

UNLESS SPECIFICALLY NOTED OTHERWISE, THE INFORMATION AND DISCUSSIONS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB REFLECT THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MSTI HOLDINGS, INC. f/k/a FITNESS XPRESS SOFTWARE, INC. FOR THE FISCAL YEAR ENDED APRIL 30, 2007. SUBSEQUENT TO THE REPORTING PERIOD, ON MAY 24, 2007, WE COMPLETED A MERGER BETWEEN OUR WHOLLY OWNED SUBSIDIARY, MICROWAVE ACQUISITION CORP., A DELAWARE CORPORATION, AND MICROWAVE SATELLITE TECHNOLOGIES, INC., A NEW JERSEY CORPORATION (“MST”), AS DESCRIBED IN OUR CURRENT REPORT ON FORM 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 29, 2007, AND AS AMENDED ON MAY 30, 2007 (THE “MERGER”). SUCH REPORT ALSO INCLUDES A CURRENT DESCRIPTION OF OUR BUSINESS.

PRIOR TO THE MERGER, ON MAY 18, 2007, FITNESS XPRESS SOFTWARE, INC., A NEVADA CORPORATION (“FXSI-NV”), WAS MERGED WITH AND INTO FITNESS XPRESS SOFTWARE, INC., A DELAWARE CORPORATION (“FXSI-DE”), FOR THE SOLE PURPOSE OF CHANGING ITS STATE OF INCORPORATION TO DELAWARE FROM NEVADA PURSUANT TO A CERTIFICATE OF OWNERSHIP AND MERGER DATED MAY 18, 2007 AND APPROVED BY STOCKHOLDERS ON MAY 18, 2007. UNDER THE TERMS OF THE CERTIFICATE OF OWNERSHIP AND MERGER, EACH SHARE OF FXSI-NV WAS EXCHANGED FOR 1.0563380282 SHARES OF FXSI-DE.

PURSUANT TO THE TERMS AND CONDITIONS OF THE MERGER, EACH SHARE OF MST COMMON STOCK ISSUED AND OUTSTANDING IMMEDIATELY PRIOR TO THE CLOSING OF THE MERGER WAS CONVERTED INTO THE RIGHT TO RECEIVE 120,000 SHARES OF FXSI-DE COMMON STOCK. IN ADDITION, $5,000,000 OF OUTSTANDING INDEBTEDNESS OF MST TO TELKONET, INC., A UTAH CORPORATION AND MST’S 90% SHAREHOLDER PRIOR TO THE MERGER (“TELKONET”), WAS CONVERTED AT $1.00 PER SHARE INTO 5,000,000 SHARES OF FXSI-DE COMMON STOCK. AS A RESULT, AN AGGREGATE OF 20,000,000 SHARES OF FXSI-DE COMMON STOCK WAS ISSUED TO THE HOLDERS OF MST COMMON STOCK.

IMMEDIATELY FOLLOWING THE CLOSING OF THE MERGER, UNDER THE TERMS OF AN AGREEMENT OF CONVEYANCE, TRANSFER AND ASSIGNMENT OF ASSETS AND ASSUMPTION OF OBLIGATIONS, FXSI-DE TRANSFERRED ALL OF ITS PRE-MERGER ASSETS AND LIABILITIES TO ITS WHOLLY-OWNED SUBSIDIARY, FXS HOLDINGS, INC., A DELAWARE CORPORATION (“SPLITCO”). THEREAFTER, PURSUANT TO A STOCK PURCHASE AGREEMENT, FXSI-DE TRANSFERRED ALL OF THE OUTSTANDING CAPITAL STOCK OF SPLITCO TO A MAJOR STOCKHOLDER OF FXSI-DE IN EXCHANGE FOR CANCELLATION OF 3,169,014 SHARES OF FXSI-DE COMMON STOCK HELD BY SUCH STOCKHOLDER (THE “SPLIT-OFF”).

UPON THE CLOSING OF THE MERGER, RON BELL RESIGNED AS THE SOLE OFFICER AND DIRECTOR OF FXSI-DE AND SIMULTANEOUSLY THEREWITH A NEW BOARD OF DIRECTORS WAS APPOINTED. THE NEW BOARD OF DIRECTORS INITIALLY CONSISTED OF RONALD W. PICKETT, FRANK T. MATARAZZO, WARREN V. MUSSER, THOMAS C. LYNCH AND THOMAS M. HALL.

AS A RESULT OF THE MERGER, OUR FISCAL YEAR END HAS CHANGED FROM APRIL 30 TO DECEMBER 31. WE WILL THEREFORE FILE A SEPARATE ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDING DECEMBER 31, 2007 RELATING TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

i

ii

PART I

Item 1. Description of Business

We were incorporated pursuant to the laws of Nevada on February 10, 2006 for the purpose of marketing and distributing a specific suite of fitness management software known as Fitness Express. The Fitness Express software was owned by Just Ladies Fitness Ltd., a private British Columbia company.

On June 29, 2006, we executed a manufacturer/dealer agreement with Just Ladies Fitness Ltd. that provided us with a non-exclusive license to market and sub-license the company's fitness industry point-of-sale and customer management software in North America. The material terms of the agreement were as follows:

1. the parties would use their best efforts to accomplish an initial launch of the Fitness Express software by October 27, 2006;

2. we must establish a website devoted to the fitness industry and the Fitness Express software;

3. we must provide licensees of the software with customer support;

4. Just Ladies Fitness Ltd. must provide us with web page information, product training and user manuals;

5. we will be responsible for invoicing and collections relating to the sub-licensing of the software;

6. we must pay Just Ladies Fitness Ltd. 55% of its software published list price and were entitled to retain the remaining 45% for our services; and

7. the agreement was effective until June 29, 2008 and transferred to SplitCo in connection with the Merger on May 24, 2007.

Key features of the Fitness Express software were as follows:

1. it was based upon a Windows operating system rather than an antiquated DOS (disk operating system)

2. it tracked and reported marketing and media campaigns, user-defined target market creation and reporting, as well as gift card creation and redemption;

3. it allowed for an unlimited number of members, workstations and locations, as well as user-definable customer and product fields and reporting;

4. it provided real time, web-based membership, service, inventory and financial information;

5. it allowed employees to check in and out of the system, either through a fingerprint scan or card system, eliminating the need for a time clock. Management could track employee attendance information, as well as location and work status. Contractor hours and class participation can also be tracked and reported; and

6. it included a point of sale module that supported barcode scanning, receipts, cash dispensing and tax and discount calculations. Sales and inventory information was updated based on transactions.

Fitness Industry

The fitness industry has seen enormous growth over the past five years across North America. This growth is occurring for a variety of reasons: The baby boom generation is moving through middle age and into retirement, and with more free time, is turning to fitness to maintain or improve its lifestyle. Concurrently, the Generation X group, which has grown up with the fitness industry, is looking for more from a modern Health & Fitness Club.

Currently, fitness clubs across North America are burdened with legacy software systems that were not designed for the complex operating environments available today and are not capable of meeting the sophisticated requirements of today's gyms.

Sales and Marketing Strategy

As of April 30, 2007, we developed a unique concept for marketing fitness management software. Traditionally, the fitness software business had been dominated by manufacturing, marketing and sales companies. The problem with this business concept was that seldom does one company carry out all three functions well. Good programmers seldom make good sales people. And good marketers often are unable to acquire the budget and resources required to develop and brand the product. The uniqueness of the opportunity for fitness management software was four fold:

1. we had a non- exclusive North American marketing and sales license for the Fitness Express software;

2. our focus was fixed on marketing and sales rather than programming and development;

3. the fitness industry is rapidly expanding; and

4. the industry was populated by a number of old DOS based systems that were not designed for today's complex operating systems and peripheral products.

We planned to market the Fitness Express software to established point of sale dealers and selected independent operators in the fitness industry. As well, we planned to create direct marketing campaigns that targeted large national fitness chains.

The benefits of Fitness Express software to potential customers were to include the following:

• No upfront cost or fees

• No on-hand inventory

• Advance media exposure

• Multiple marketing channels

• Focus on sales rather than manufacturing

• Old legacy systems do not provide the required flexibility and expandability

• Most existing Windows-based software products are expensive, enterprise systems

• Competitive price point system

Currently, 75% of the fitness business is utilizing an antiquated DOS based system. The remaining 25% are using larger, bundled, expensive Windows/Web based solutions. Our primary target market was those fitness companies running older legacy systems needing to convert to a more affordable, full featured, Windows/Web based solutions.

We intended to market the Fitness Express software system in the following ways:

Magazines & Publications - Articles and reviews would have been the first marketing action. We planned to brand our product through press releases, paid advertisements, articles and reviews in leading fitness magazines and publications.

Web Site - Our web site, which was yet to be developed, would have been forward on a continuation of the branding of the Fitness Express software. We planned to use state of the art search engine optimization tools to allow Internet users to find the fitness software information that they were seeking. As well, we planned to allocate a portion of our marketing budget to initiate a Google Adword campaign featuring keywords and phrases used by the fitness industry. The content of the webpage was to feature product overviews, news & events, on-line demonstrations and on-line video training.

Conferences and Trade Shows - As a follow up to our initial marketing effort, we planned to attend targeted industry specific trade shows in North America.

Other Products and Services

•	On-going software support was to be implemented.

•	On-going software upgrades were to be a part of subscribed program.

•	An online shopping cart with secured payment processing was to be populated with software products, services, and hardware peripherals to be implemented as tabs on the web page.

•	On-line video training was to be available as part of the initial sale or to be purchased as an annual subscription fee.

•	Biometric security was to be offered as an "additional Module".

•	Electronic Document and Signature Storage was to be available as an "additional product offering".

•	General ledger export to various popular accounting systems were to be available as an "additional product offering."

•
On-line web scheduling and booking "additional product offering" were to make it easy and convenient for members to identify classes they would like to participate in, their availability and instructor information.

•
An Internet based payment processing module was to be offered as an "additional product offering" enabling the point of sale screen to easily and quickly process credit and debit card transactions directly through the software.

•	Additional workstation and location licenses were to be available for purchase as needed.

Product Development

Internet Value Added Services - As we continued to provide convenience to our customers through traditional means, we also planned to develop and introduce Internet value added services to our business model. One of many types of services we planned to implement in this model was our Web Store and Training Center. Through our web site, which we were developing, we planned to provide information, services and a shopping cart to which customers could not only inquire and/or stay abreast of all products and services offered, but actually execute their purchase decision online. Our product offering was to include all point of sale peripheral products required for a club or location installation. Our information services would also include on- line demonstrations and a series of on line training sessions.

Through the Internet, potential buyers were to have access to extensive selection, information, convenient shopping hours, knowledgeable sales professionals, responsive customer & training services and broad geographic coverage. Our "Click & Brick" -commerce model was designed to provide consumers with a convenient and enjoyable shopping experience in either an Internet or via email or phone to a company sales representative.

Extensive Product Information and Knowledge

Our goal was to promote increased sales by making our web-site easy to find and use. We were to develop and provide professionally done easy to understand demonstration and training videos, as well as competitively priced, brand recognizable hardware products. Our sale representatives were to be industry based and professionally trained.

Competitive Price and Compelling Value

We planned to offer our customers high value software and hardware products at competitive prices and, combined with our high-quality shopping experience, would have provided compelling value.

Geographic Coverage

Initially, industry specific publications and a significant Internet presence were to allow Fitness Xpress software to enter the market. Later, we planned to include industry specific trade shows and conferences to expand our coverage area.

Corporate Sales Team - Initially, reference sales and a corporate web site were to raise the industry's consciousness to our products and services. However, we were convinced that our corporate needs would have been best met through direct contact, either in person or via email. Our president, who planned to initiate all marketing activities, was to demonstrate the difference between our product and our competitors' software. Furthermore, we planned to market ourselves as a full service organization, including ongoing consultation, service and support, that could efficiently deliver products and services anywhere in North America.

Channel Partners - To serve as another point of contact to the business community, we planned to develop relationships with specific value added resellers and dealers who held their own established business contacts through the course of their particular business enterprises. This program would have allowed our products and services to be presented as business opportunities that may have been overseen or not yet approached by our corporate sales team. By working in conjunction with our corporate sales team, our channel partners would have received support, expertise and sales consulting on any opportunity presented.

Compliance with Government Regulation

We did not believe that government regulation would have had a material impact on the way we conducted our business.

Employees

We had no employees as of April 30, 2007 other than our president, Ron Bell.

Research and Development Expenditures

We did not incur any research or development expenditures since our incorporation through April 30, 2007.

Subsidiaries

As of April 30, 2007, we did not have any subsidiaries.

Patents and Trademarks

As of April 30, 2007, we did not own, either legally or beneficially, any patents or trademarks.

Item 2. Description of Property

Prior to the reverse Merger with MST described above, we did not hold ownership or leasehold interest in any property. Our president, Mr. Ron Bell, provided us with office space and related office services free of charge.

With the completion of the Merger, we relocated our principal offices to Hawthorne, New Jersey, where we lease approximately 12,600 square feet of office and warehouse space for approximately $6,729 per month, plus applicable taxes, subject to adjustments in accordance with consumer price index fluctuations. The current lease term expires on April 30, 2010 at which time we have the option to extend the lease for an additional five-year period. We believe our current facilities are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

We lease approximately 64 square feet at a collocation facility located in New York City for our telecommunications and video equipment, at a monthly rent of $1,664.

We have a license to maintain a major point-of-presence at the Trump International Hotel and Tower Condominium located at Columbus Circle in New York City. Pursuant to the license agreement, we have the right to install antennas and other equipment on the building’s rooftop and in certain equipment storage areas for a license fee of $3,800 per month. The term of the agreement expires on June 30, 2012.

Item 3. Legal Proceedings

As of April 30, 2007, we were not a party to any pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended April 30, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Prior to the Merger with MST, there was no public market for our common stock.

As of July 19, 2007, there were 69 holders of record of our common stock. Additional beneficial owners of our common stock hold shares in street names through brokers and custodians.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors.

During the year ended April 30, 2007, we did not (1) sell any securities that were not registered under the Securities Act, (2) have any equity compensation plans in place and (3) repurchase any of our equity securities.

Item 6. Plan of Operation

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

Plan Of Operations

Product Introduction

We planned to rely upon the growth of the North American fitness industry for the success of our business plan.

We were to commence operation by distributing Fitness Express software through corporate sales personnel. We expected that it would take us six to nine months to develop a complete customer prospect list. The process was to evolve as we created and developed our corporate web site and offered on-line, as well as on site, product demonstrations to all interested parties. We also planned to identify, attend and demonstrate the software at industry related conferences and trade-shows. We then planned to follow up on all relevant sale leads. Because our licensing agreement did not require us to compensate the licensee unless we sold their software, we did not incur any cost of inventory during this period.

Sales

Our business objective was to market and distribute the Fitness Express software. As part of our licensing agreement, the owner of Fitness Express was to launch a web site that would have detailed the features and benefits of the software, shown customer references, as well as offered on-line video demonstrations and training. As our primary source of product information, we planned to design our own website. It was to feature company information, downloadable brochures, a product overview, as well as links to related articles, publicity and to the licensor's web site.

Following this initial phase, our corporate sales initiative intended to have a significant number of sales prospects ready for contact in approximately nine months.

We planned to purchase Fitness Express software from the licensor upon receiving orders from customers. This software was to be purchased at a 50% discount from the stated retail price. Hardware and point of sale products were also to be purchased in the same manner from national distributors and resold to customers at a competitive retail price. Hardware installation was to be carried out by a national system services organization and software would have been loaded via the Internet, directly from the software licensor. We did not have any agreements or arrangements in place regarding hardware supplies or installation. We planned to seek to develop such relationships.

The specific business milestones that we hoped to achieve were as follows:

2006:

• design of corporate web site

• generation of potential customer list

• retention of commission sales staff

• execution of agreements with hardware suppliers and installers

• initial contact with potential customers

• industry magazine and publication marketing

• attendance at industry conferences and trade shows

January 2007 to April 2007:

• sale and installation of our first software systems

• initiation of a channel sales program

The planned costs of achieving the above milestones are included in our estimated expenses outlined below.

Our president was to initiate all sales contacts, and we planned to retain one full- time sales person during our first 12 months, as well as one additional full-time sales person in the six months thereafter. These individuals were to be independent contractors compensated solely in the form of commission, based upon the system sales they arranged. We expected to pay each sales person 12% to 15% of the net profit we realized from such sales.

Costs

We therefore expected to incur the following costs during our first 12 months in connection with our business operations:

Travel to trade shows & client sites	$8,000.00
Web page development	$1,500.00
General Marketing	$6,000.00
General administrative costs:	$9,000.00
Total:	$25,500.00

In addition, we anticipated spending an additional $25,000 on administrative fees incurred in connection with complying with SEC reporting obligations.

Total expenditures over our first 12 months were therefore expected to be $50,500.

While we had sufficient funds on hand to commence business operations, our cash reserves were not sufficient to meet our obligations for our initial twelve-month period. As a result, we planned to seek additional funding. We did not have a specific plan of how we would obtain such funding; however, we anticipated that additional funding would have been in the form of equity financing from the sale of our common stock.

Employees

We did not have any employees as of April 30, 2007, other than Ron Bell. Our former sole officer and director, Ron Bell, served without compensation.

Research and Development

As of April 30, 2007, we did not have a formal research and development effort.

Purchase and Sale of Significant Equipment

As of April 30, 2007, we did not anticipate any purchase or sale of equipment over the next twelve months.

Results of Operations for the Year Ended April 30, 2007

We did not earn any revenue during the fiscal year ended April 30, 2007 and have not earned any revenue since our inception on February 10, 2006.

We incurred operating expenses in the amount of $29,734 for the period from inception (February 10, 2006) to April 30, 2007. For the period from inception to April 30, 2007, these expenses mainly consisted of accounting and audit fees in the amount of $15,052.

We incurred a net loss of $24,138 for the period from inception (February 10, 2006) to April 30, 2007. Our losses for this period are mainly attributable to operating expenses.

Liquidity and Capital Resources

As of April 30, 2007, we had total current assets of $8,545 and total assets of $8,545. Our total current assets as of April 30, 2007 consisted of cash in the amount of $8,545. Our total current liabilities as of April 30, 2007 were $8,329, consisting of an obligation due to a related party and accrued expenses. As a result, on April 30, 2007, we had working capital of $216.

Operating activities used $24,609 in cash for the period from inception (February 10, 2006) to April 30, 2007. Our net loss of $29,734 since inception was the primary components of our negative operating cash flow. Net cash flows provided by financing activities for the period from inception (February 10, 2006) to April 30, 2007 was $33,154 represented as proceeds from the sale of our stock and advances from a related party.

As of April 30, 2007, we were a development stage corporation and had not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believed that revenues would have been sparse and irregular and, if we had received any at all, they would have been far less than necessary to carry our business forward without additional financing. We had cash in the amount of $8,545 as of April 30, 2007, which was not enough to meet our projected expenditures in the next twelve months.

In connection with the Merger on May 24, 2007, we completed a private placement, pursuant to which we issued 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock at an exercise price of $1.00 per share, for aggregate gross proceeds of $3,078,716.50. In connection with this private placement, we incurred placement agent fees of approximately $215,510, and issued the placement agents five-year warrants to purchase an aggregate of 391,838 shares of common stock at an exercise price of $1.00 per share.

In conjunction with the Merger on May 24, 2007, on May 25, 2007 we also sold senior convertible debentures in the aggregate principal amount of $6,050,000 (plus an 8% original issue discount added to such principal amount). The debentures bear 8% interest per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at our option, and mature on April 30, 2010. The debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of common stock, subject to certain limitations. In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of our common stock at an exercise price of $1.00 per share. In connection with the issuance of the debentures, we incurred placement agent fees totaling approximately $423,500, and issued to such placement agents five-year warrants to purchase 708,222 shares of common stock at an exercise price of $1.00 per share.

Off Balance Sheet Arrangements

As of April 30, 2007, there were no off balance sheet arrangements.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Certified Public Accounting Firm

F-2	Balance Sheet as of April 30, 2007

F-3	Statement of Stockholders’ Equity (Deficit) from inception (February 10, 2006) to April 30, 2007

F-4	Statements of Operations -Period from inception (February 10, 2006) to April 30, 2007

F-5	Statements of Cash Flows for the period from inception (February 10, 2006) to April 30, 2007

F-6	Notes to Financial Statements

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ending April 30, 2007.

Item 8A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (April 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the three month period ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Prior to the Merger with MST, Ron Bell was our sole director and also served as our President, Chief Executive Officer, Secretary and Treasurer. Information regarding Mr. Bell is included below.

Ron Bell, President, President, Chief Executive Officer, Secretary, Treasurer and Director. Mr. Bell, 55, was our sole officer and director. Prior to joining Fitness Xpress Software, Mr. Bell was president and principal of Berrenger Group from June 1989 to March 2000. Berrenger Group was a Vancouver based reseller of point of sale hardware and software across Canada. From March 2000 to September 2005, Mr. Bell was president of Maximum Barcode Superstore Ltd., Vancouver based distributor of point of sale hardware across North America.

In connection with the Merger completed on May 24, 2007, Mr. Bell resigned his positions and the directors and executive officers of MST became our directors and executive officers. The names of all current executive officers and members of the Board of Directors and certain information regarding them is set forth below. Directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Warren V. Musser	80	Chairman of the Board of Directors
Frank T. Matarazzo	46	Chief Executive Officer, Secretary and Director
Ronald W. Pickett	59	President and Director
Keith V. Scarzafava	44	Chief Technology Officer and Director of Operations
Richard J. Leimbach	38	Vice President of Finance
Thomas C. Lynch	65	Director
Thomas M. Hall, M.D.	55	Director

Biographies

Warren V. Musser has served as our Chairman since May 24, 2007. Mr. Musser has been the Chairman of the Board of MST since January 2006. He is the founder and chairman emeritus of Safeguard Scientifics, Inc. (NYSE: SFE), a high-tech venture capital company, formerly known as Safeguard Industries, Inc. Mr. Musser has been the President and CEO of The Musser Group, a business consulting firm, since 2001. In addition, Mr. Musser is chairman of InfoLogix, Inc. (OTCBB: IFLG.OB), a technology provider of mobile enterprise solutions, chairman of Telkonet, Inc. (AMEX: TKO), a provider of broadband access, a director of Internet Capital Group, Inc., a business-to-business venture capital company, and a director of NutriSystem, Inc., a weight management company. Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as chairman of Eastern Technology Council, a business advisory firm, chairman of Economics PA and vice chairman of National Center for the American Revolution.

Frank T. Matarazzo has served as our Chief Executive Officer, Secretary and as a director since May 24, 2007. Mr. Matarazzo has been a director and Chief Executive Officer of MST since its inception in 1982. From 1982 until the May 2007, he also held the office of President of MST. He is in charge of directing our growth and development. Mr. Matarazzo designed and constructed the first private cable television systems operated by us and continues to be involved in all technology deployed by us. Mr. Matarazzo’s experience includes employment for Conrac Avionics from 1980 to 1982, as a prototype design engineer, working on the development of the guidance/navigation systems for military fighter planes as well as the development and construction of the FM communication systems and engine interface units for the Space Shuttle Columbia. Mr. Matarazzo is known in the private cable television industry, having both written articles for trade publications and served as a technical consultant to municipalities in the area of satellite delivered information systems.

Ronald W. Pickett has served as our President and as a director since May 24, 2007. Mr. Pickett has been a director of MST since January 2006. Mr. Pickett was the principal investor and co-founder of Telkonet, Inc., our majority stockholder, and has been its President since January 2003. He also was the founder, and for twenty years served as chairman of the board of directors and president, of Medical Advisory Systems, Inc., a company providing international medical services and pharmaceutical distribution, until its merger with Digital Angel Corporation (AMEX: DOC) in March 2002.

Keith V. Scarzafava has served as our Chief Technology Officer and Director of Operations since May 24, 2007. From June 2000 to July 2006, Mr. Scarzafava served as the Director of Technology and Research Design at the Warwick Valley Telephone Company (NASDAQ GM: WWVY), an independent telephone company located in upstate New York. During his service at Warwick Valley Telephone Company, Mr. Scarzafava engineered and constructed an Internet division to encompass several counties and to serve three states, making Warwick the first independent telephone company in the United States to successfully operate as an ISP. In addition, Mr. Scarzafava directly assisted Warwick in becoming the first independent telephone company to construct a high capacity optical network to distribute Warwick’s Digital TV service over DSL technology. Mr. Scarzafava then deployed one of the first fiber to home systems in the United States.

Richard J. Leimbach has served as our Vice President of Finance since June 2006, and as our Controller from February 2006 until June 2006. Mr. Leimbach is a certified public accountant with over fourteen years of public accounting and private industry experience. Concurrently with his working for us, Mr. Leimbach has held the same positions at Telkonet, Inc. since January 2004. Prior to joining Telkonet, from October 2001 to January 2004, Mr. Leimbach was the Controller at Ultrabridge, Inc., an applications solution provider. Mr. Leimbach also served as Corporate Accounting Manager for Snyder Communications, Inc., a global provider of integrated marketing solutions, from July 1998 to August 2001.

Thomas C. Lynch has served as a director of ours since May 24, 2007. Mr. Lynch has been a director of Telkonet, Inc. since January 2006 and is senior vice president and director of The Staubach Company’s Federal Sector, a real estate management and advisory services firm in the Washington, D.C. area. Mr. Lynch joined The Staubach Company in November 2002 after six years as senior vice president at Safeguard Scientifics, Inc. While at Safeguard, he served nearly two years as president and chief operating officer at CompuCom Systems, a Safeguard subsidiary. After a 31-year career of naval service, Mr. Lynch retired in the rank of Rear Admiral. Mr. Lynch’s naval service included Chief, Navy Legislative Affairs, command of the Eisenhower Battle Group during Operation Desert Shield, Superintendent of the United States Naval Academy from 1991 to 1994 and Director of the Navy Staff in the Pentagon from 1994 to 1995. Mr. Lynch presently serves as a Director of Pennsylvania Eastern Technology Council, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge, and Mikros Systems (OTCBB: MKRS.OB).

Thomas M. Hall, M.D. has served as a director of ours since May 24, 2007. Dr. Hall has been a director of Telkonet, Inc. since January 2006. Dr. Hall has been the managing director of Marrell Enterprises LLC, an international business development company, since its founding in September 2003. For 12 years (until it was acquired by Digital Angel Corp. in 2002), Dr. Hall was the chief executive officer of Medical Advisory Systems, Inc., an international medical services and pharmaceutical distribution company. From 2002 until November 2006, he served as Executive Medical Director at Digital Angel Corp., where he provided consulting services, primarily in Europe. Dr. Hall holds a bachelor of science and a medical degree from the George Washington University and a master of international management degree from the University of Maryland.

There are no family relationships among our directors and executive officers.

Board Committees

Audit Committee

We intend to establish an audit committee of the board of directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. The audit committee’s duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

We intend to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer our stock option plans and recommend and approve grants of stock options under such plans.

Board Independence

Each of Mr. Musser, Mr. Lynch and Dr. Hall qualify as an “independent” director as that term is defined by applicable listing standards of the NASDAQ Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

Item 10. Executive Compensation

Summary Compensation Table

The following Summary Compensation Tables set forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Table 1 refers to compensation paid by Fitness Xpress Software, Inc. to Fitness Xpress Software, Inc.’s Chief Executive Officer, its sole executive officer, prior to the Merger on May 24, 2007, for the fiscal years ended April 30, 2006 and 2007. Table 2 discloses compensation paid by MST, our operating subsidiary whose business succeeded the business of Fitness Xpress Software, Inc. as our sole business following the Merger on May 24, 2007, to MST’s Chief Executive Officer during the fiscal years ended December 31, 2005 and 2006. Except for MST’s Chief Executive Officer, no other executive officer received annual remuneration in excess of $100,000 during 2006.

Table 1 - Fitness Xpress Software, Inc.

Name and Principal Position	Year	Salary($)	All Other Compensation ($)	Total($)
Ron Bell, Chief Executive Officer	2007	3,000	—	—
	2006	500	—	—

Table 2 - Microwave Satellite Technologies, Inc.

Name and Principal Position	Year	Salary($)	All Other Compensation ($)	Total($)
Frank T. Matarazzo, Chief Executive Officer and Secretary	2006	229,539	30,497(1)	260,036
	2005	140,214	2,606,488(2)	2,746,702

(1) Includes $9,186 life insurance premiums and $21,311 of matching contributions to Mr. Matarazzo’s 401K plan.

(2) Includes $9,186 life insurance premiums, $22,050 of matching contributions to Mr. Matarazzo’s 401K plan and $2,575,252 of commission paid in connection with the sale of subscribers to Cablevision Systems New York City Corporation.

Outstanding Equity Awards at Fiscal Year-End

Fitness Xpress Software, Inc. There were no equity awards granted to Mr. Bell during our most recent financial reporting period ended April 30, 2007, nor were any granted since our inception date of February 10, 2006.

Microwave Satellite Technologies, Inc. As of December 31, 2006, there were no outstanding equity awards held by executive officers of MST.

Stock Incentive Plans

Prior to the consummation of the Merger, our board of directors and stockholders adopted the 2007 Incentive Stock Plan. The purpose of the 2007 Incentive Stock Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2007 Incentive Stock Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Incentive Stock Plan is administered by our Board of Directors. Upon consummation of the Merger, Frank T. Matarazzo and Ronald W. Pickett were granted ten-year options to purchase 2,000,000 shares and 1,000,000 shares of our common stock, respectively, exercisable at $0.65 per share, under the 2007 Incentive Stock Plan. Such options vest in equal monthly installments over 48 months.

Compensation of Directors

We do not currently compensate our directors for acting as such, although we may do so in the future, including with cash or equity. We reimburse our directors for reasonable expenses incurred in connection with their service as directors. As of April 30, 2007, none of our directors received any compensation from us.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Prior to the Merger, Ron Bell beneficially owned 3,171,444 shares of common stock, representing approximately 46% of the outstanding common stock. 3,169,014 of such shares were cancelled in connection with the Merger.

The following table sets forth, as of July 20, 2007, the beneficial ownership of our common stock by:

•     each person who is known to own beneficially five percent (5%) or more of our common stock;

•     each director;

•     each executive officer; and

•     all directors and executive officers as a group.

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o 259-263 Goffle Road, Hawthorne, New Jersey 07506 unless otherwise indicated.

Name of Beneficial Owners of Common Stock	Amount and Nature of Beneficial Ownership(1)	% of Common Stock(2)
Warren V. Musser	—	—
Frank T. Matarazzo	1,764,860(3)	6.0%
Ronald W. Pickett	202,359(4)	*
Thomas C. Lynch	136,364(5)	*
Thomas M. Hall, M.D.	139,860(6)	*
Keith V. Scarzafava	—	—
Richard Leimbach	—	—
DIRECTORS AND OFFICERS - TOTAL	2,243,443	7.55%

5% SHAREHOLDERS
Telkonet, Inc. 20374 Seneca Meadows Parkway Germantown, Maryland 20876	18,500,000	63.0%

(1) Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner. Unless otherwise noted, shares are owned of record and beneficially by the named beneficial owner.

(2) Based on 29,386,552 shares of common stock issued and outstanding as of July 19, 2007.

(3) Includes 46,620 shares of common stock issuable upon the exercise of warrants within 60 days. Includes 125,000 shares of common stock issuable upon the exercise of stock options within 60 days.

(4) Includes 46,620 shares of common stock issuable upon the exercise of warrants within 60 days. Includes 62,499 shares of common stock issuable upon the exercise of stock options within 60 days.

(5) Includes 45,455 shares of common stock issuable upon the exercise of warrants within 60 days.

(6) Includes 46,620 shares of common stock issuable upon the exercise of warrants within 60 days.

Item 12. Certain Relationships and Related Transactions

Fitness Xpress Software, Inc.

As of April 30, 2007, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons had any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Microwave Satellite Technologies, Inc

The following transactions relate to either (i) MST, our operating subsidiary whose business succeeded the business of Fitness Xpress Software, Inc. as our sole business following the Merger on May 24, 2007 or (ii) us following the Merger with MST on May 24, 2007. As such, none of these transactions are reflected in the financial statements under Item 7 above.

We hold a 50% membership interest in Interactivewifi.com, which is 50% owned by Global Transport Logistics, Inc. Global Transport Logistics, Inc. is 100% owned by Eileen Matarazzo, the sister-in-law of Frank T. Matarazzo, our Chief Executive Officer. Our joint venture with Global Transport Logistics, Inc. does not contain a non-competition restriction.

We also have a one-year professional services agreement with Global Transport Logistics, Inc., which expires February 1, 2008, for the provision of marketing and business development consulting services, for which Global Transport Logistics, Inc. is paid a fee of $10,000 per month. Since January 1, 2005, payments in the aggregate amount of $150,000 have been paid under this agreement.

Laura Matarazzo, our Chief Administrative Officer, is our Chief Executive Officer’s sister and has been employed by us since 1982. Ms. Matarazzo receives an annual base salary of $133,987, including a car allowance.

On August 17, 2005, we issued a non-interest bearing demand promissory note in the amount of $100,000 to Frank T. Matarazzo, our Chief Executive Officer, evidencing his $100,000 loan to us. On May 10, 2007 we issued an additional non-interest bearing demand promissory note in the amount of $60,000 to him, evidencing an additional loan by him in the amount of $60,000. As of July 30, 2007, both notes were repaid in full.

We have a co-marketing agreement with Telkonet, Inc., which owns approximately 63% of our outstanding common stock. Since January 1, 2005, $244,271 was paid to Telkonet pursuant to the terms of this agreement.

Telkonet, Inc. has made approximately $7,004,000 in unsecured loans to MST, bearing interest at approximately 8% per annum. Since May 24, 2007, we have made principal and interest payments in the aggregate amount of approximately $2,381,000, and $5,000,000 of such indebtedness was converted into 5,000,000 shares of our common stock at a conversion price of $1.00 per share. Additionally, on July 18, 2007, Telkonet issued unregistered shares of its common stock worth approximately $1,500,000 as consideration for the acquisition of substantially all of the assets of Newport Telecommunications Co. At July 26, 2007, approximately $1,558,000 remained outstanding under these loans.

Item 13. Exhibits

Exhibit No.	Description

2.1
Agreement of Merger and Plan of Reorganization, dated as of May 22, 2007, by and among Fitness Xpress Software, Inc., Microwave Satellite Technologies, Inc., and Microwave Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2007 (the “May 29, 2007 8-K”))

2.2
Delaware Certificate of Merger, dated May 22, 2007, between Microwave Satellite Technologies, Inc. and Microwave Acquisition Corp. (Incorporated herein by reference to Exhibit 2.2 to the May 29, 2007 8-K)

2.3
New Jersey Certificate of Merger, dated May 22, 2007, between Microwave Satellite Technologies, Inc. and Microwave Acquisition Corp., effective May 24, 2007 (Incorporated herein by reference to Exhibit 2.3 to the May 29, 2007 8-K)

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2007)

3.2	By-laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission filed on May 24, 2007)

3.3	Certificate of Amendment to Certificate of Incorporation, dated May 24, 2007 (Incorporated herein by reference to Exhibit 3.3 to the May 29, 2007 8-K)

10.1	Form of Unit Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to the May 29, 2007 8-K)

10.2	Form of Unit Subscription Addendum (Incorporated herein by reference to Exhibit 10.2 to the May 29, 2007 8-K)

10.3	Form of Unit Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.3 to the May 29, 2007 8-K)

10.4	Form of Unit Registration Rights Addendum (Incorporated herein by reference to Exhibit 10.4 to the May 29, 2007 8-K)

10.5	Form of Investor Warrant (Incorporated herein by reference to Exhibit 10.5 to the May 29, 2007 8-K)

10.6	Form of Unit Lockup Agreement (Incorporated herein by reference to Exhibit 10.6 to the May 29, 2007 8-K)

10.7
Securities Purchase Agreement for 8% Senior Convertible Debentures, dated May 25, 2007, by and among the Company and signatories thereto (Incorporated herein by reference to Exhibit 10.7 to the May 29, 2007 8-K)

10.8	Form of 8% Secured Convertible Debenture due April 30, 2010 (Incorporated herein by reference to Exhibit 10.8 to the May 29, 2007 8-K)

10.9	Form of Debenture Warrant (Incorporated herein by reference to Exhibit 10.9 to the May 29, 2007 8-K)

10.10	Form of Debenture Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.10 to the May 29, 2007 8-K)

10.11	Form of Debenture Lockup Agreement (Incorporated herein by reference to Exhibit 10.11 to the May 29, 2007 8-K)

10.12	Form of Security Agreement (Incorporated herein by reference to Exhibit 10.12 to the May 29, 2007 8-K)

10.13
Placement Agent Agreement, dated May 15, 2007, between Microwave Satellite Technologies, Inc. and Palladium Capital Advisors, LLC (Incorporated herein by reference to Exhibit 10.13 to the May 29, 2007 8-K)

10.14	Placement Agent Agreement, dated May 9, 2007, between Microwave Satellite Technologies, Inc. and WFG Investments, Inc. (Incorporated herein by reference to Exhibit 10.14 to the May 29, 2007 8-K)

10.15
Placement Agent Agreement, dated May 22, 2007, between Microwave Satellite Technologies, Inc. and Granite Financial Group, LLC (Incorporated herein by reference to Exhibit 10.15 to the May 29, 2007 8-K)

10.16	Form of Directors and Officers Indemnification Agreement (Incorporated herein by reference to Exhibit 10.16 to the May 29, 2007 8-K)

10.17	Company’s 2007 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.17 to the May 29, 2007 8-K)

10.18	Form of 2007 Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.18 to the May 29, 2007 8-K)

10.19	Form of 2007 Non-Qualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.19 to the May 29, 2007 8-K)

10.20
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, made as of May 24, 2007, by Fitness Xpress Software, Inc. and FXS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.21
Stock Purchase Agreement, dated May 24, 2007, by and between the Company and Ron Bell (Incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.22
Resignation letter from Ron Bell, dated May 24, 2007 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.23	Employment Agreement, dated January 31, 2006, between Microwave Satellite Technologies, Inc. and Frank T. Matarazzo (Incorporated herein by reference to Exhibit 10.21 to the May 29, 2007 8-K)

10.24
Amendment to Employment Agreement, dated May 24, 2007, between Microwave Satellite Technologies, Inc. and Frank T. Matarazzo (Incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.25

Telecommunications Space License Agreement, dated as of February 20, 2006, between Microwave Satellite Technologies, Inc. and Rudin Management Company, Inc. (Incorporated herein by reference to Exhibit 10.24 to the May 29, 2007 8-K)

10.26
Access Agreement entered into in June 2006 between the Company and Cablevision of Oakland LLC and Cablevision Lightpath-NJ, Inc. (Incorporated herein by reference to Exhibit 10.25 to the May 29, 2007 8-K)

10.27
Program Service Agreement, dated June 2, 2007, by and between Microwave Satellite Technologies, Inc. and CSI Digital, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 7, 2007)

21.1
List of Subsidiaries (Incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-144786)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

Item 14. Principal Accountant Fees and Services

Russell Bedford Stefanou Mirchandani LLP has served as our independent registered public accounting firm since July 2007. Russell Bedford Stefanou Mirchandani LLP was also MST’s independent registered public accounting firm prior to the Merger on May 24, 2007.

(1) Audit Fees

No fees of this sort were billed by Russell Bedford Stefanou Mirchandani LLP during 2006 and 2007.

(2) Audit-Related Fees

No fees of this sort were billed by Russell Bedford Stefanou Mirchandani LLP during 2006 and 2007.

(3) Tax Fees

No fees of this sort were billed by Russell Bedford Stefanou Mirchandani LLP during 2006 and 2007.

(4) All Other Fees

No fees of this sort were billed by Russell Bedford Stefanou Mirchandani LLP during 2006 and 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 2007.

MSTI HOLDINGS, INC.
/s/ Frank T. Matarazzo
Frank T. Matarazzo, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren V. Musser	Chairman of the Board and Director	July 30, 2007
Warren V. Musser

/s/ Frank T. Matarazzo	Chief Executive Officer and Director (Principal	July 30, 2007
Frank T. Matarazzo	Executive Officer)

/s/ Ronald W. Pickett	President and Director	July 30, 2007
Ronald W. Pickett

/s/ Richard J. Leimbach	Vice President of Finance (Principal Financial and	July 30, 2007
Richard J. Leimbach	Accounting Officer)

/s/ Thomas C. Lynch	Director	July 30, 2007
Thomas C. Lynch

/s/ Thomas M. Hall, M.D.	Director	July 30, 2007
Thomas M. Hall, M.D.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
MSTI Holdings, Inc.
(Formerly Fitness Xpress Software, Inc)

We have audited the accompanying balance sheet of MSTI Holdings, Inc. (formerly Fitness Xpress Software, Inc., a Nevada Corporation and a development stage company) as of April 30, 2007 and the related statements of operations, statement of stockholders' equity and cash flows for each of the year ended April 30, 2007 and the period February 10, 2006 (date of inception) through April 30, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (PCAOB) (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSTI Holdings, Inc. (formerly Fitness Xpress Software, Inc., a Nevada Corporation and a development stage company) at April 30, 2007 and the results of its operations and its cash flows for the year ended April 30, 2007 and the period February 10, 2006 (date of inception) through April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
July 24, 2007

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
BALANCE SHEET
April 30, 2007

2007
ASSETS
Current
Cash	$8,545

$8,545

LIABILITIES
Current
Accounts payable and accrued liabilities	$5,125
Due to related party - Note 4	3,204
8,329

STOCKHOLDERS’ EQUITY
Capital stock - Note 3
75,000,000 shares authorized, $0.001 par value
6,957,888 shares issued and outstanding	6,958
Additional paid-in capital	22,992
Deficit accumulated during the development stage	(29,734)
216
$8,545

The accompanying notes are an integral part of these financial statements.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period February 10, 2006 (Inception) to April 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total
Balance, February 10, 2006 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash:
March, 2006 - at $0.001	3,169,014	3,169	(169)	-	3,000
April, 2006 - at $0.005	3,750,000	3,750	14,000	-	17,750
April, 2006 - at $0.25	38,874	39	9,161	-	9,200
Net loss	-	-	-	(5,596)	(5,596)
Balance, April 30, 2006	6,957,888	6,958	22,992	(5,596)	24,354
Net loss	-	-	-	(24,138)	(24,138)
Balance, April 30, 2007	6,957,888	$6,958	$22,992	$(29,734)	$216

The accompanying notes are an integral part of these financial statements.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS

		February 10, 2006	February 10, 2006
	Year Ended	(inception)	(inception)
	April 30,	to April 30,	to April 30,
	2007	2006	2007
Expenses
Accounting and audit fees	$15,052	$4,700	$19,752
Management fees	3,000	500	3,500
Office and general	5,907	396	6,303
Travel	179	-	179
Net loss	$(24,138)	$(5,596)	$(29,734)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	6,957,888	2,686,624

The accompanying notes are an integral part of these financial statements.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS

		February 10, 2006	February 10, 2006
	Year Ended	(inception)	(inception)
	April 30,	to April 30,	to April 30,
	2007	2006	2007
Operating Activities
Net loss	$(24,138)	$(5,596)	$(29,734)

Change in non-cash working capital items

Accounts payable and accrued liabilities	50	5,075	5,125
Net cash flows used in operations	(24,088)	(521)	(24,609)

Financing Activities
Advance from related party	2,704	500	3,204
Proceeds from issuance of common stock	-	29,950	29,950
Net cash flows from financing activities	2,704	30,450	33,154

Increase (decrease) in cash during the period	(21,384)	29,929	8,545

Cash, beginning	29,929	-	-
Cash, ending	$8,545	$29,929	$8,545

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

Note 1	Basis of Presentation, Business Combination and Corporate Restructure

Fitness Xpress Software Inc. (“FXSI-NV”) was incorporated in the State of Nevada, United States of America on February 10, 2006 and its fiscal year end was April 30. FXSI-NV was in the process of obtaining a license to distribute Fitness Management Software (“FMS”) developed by an unrelated private company. The FMS allows fitness clubs to make informed management decision through an integrated “real time view” of club activities and operations. The accompanying financial statements present the historical financial condition, results of operations and cash flows of FXSI-NV.

On May 18, 2007, FXSI-NV was merged with and into Fitness Xpress Software, Inc., a Delaware corporation, (“FXSI-DE”), for the sole purpose of changing its state of incorporation to Delaware from Nevada pursuant to a Certificate of Ownership and Merger dated May 18, 2007 and approved by stockholders on May 18, 2007.

In accordance with the merger, each share of common stock, par value $0.001 per share, of FXSI-NV that was issued and outstanding immediately prior to the Merger was converted into 1.0563380282 issued and outstanding shares of common stock, par value $0.001 per share, of the FXSI-DE (“Common Stock”), so that the holders of all of the issued and outstanding shares of common stock of FXSI-NV immediately prior to the Merger are the holders of Common Stock of the FXSI-DE. All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 1 share of FXSI-NV common stock for 1.0563380282 shares of the FXSI-DE common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

On May 24, 2007, Microwave Acquisition Corp., a newly formed wholly-owned subsidiary of Fitness Xpress-Software Inc. merged with and into Microwave Satellite Technologies, Inc. (“MST”), as described in the Company’s current report on Form 8-K filed with the Commission on May 29, 2007.

In addition, pursuant to the terms and conditions of the Merger Agreement:

•
Each share of MST common stock issued and outstanding immediately prior to the closing of the Merger converted into the right to receive 120,000 shares of Fitness Xpress common stock. In addition, $5,000,000 of outstanding indebtedness of MST to Telkonet, Inc., a Utah corporation and MST’s 90% shareholder prior to the Merger (“Telkonet”), was converted at $1.00 per share into 5,000,000 shares of FXSI common stock. As a result, an aggregate of 20,000,000 shares of FXSI common stock were issued to the holders of MST common stock.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

•
Immediately prior to the closing of the Merger, under the terms of a Stock Purchase Agreement, FXSI transferred all of its interest in its wholly-owned subsidiary, Fitness Xpress Software, Inc., a Nevada corporation (“SplitCo”) to a major stockholder of FXSI in exchange for cancellation of 3,169,014 shares of FXSI common stock held by such stockholder (the “Split-Off”), which will leave 3,788,874 shares of FXSI common stock held by existing stockholders of FXSI.

As a result of the merger on May 24, 2007, there was a change in control of the public entity. In accordance with SFAS No. 141, MST was deemed the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the MST's capital structure.

For accounting purposes, the Company will account for the transaction as a reverse acquisition. For financial statement reports for periods ending subsequent to the consummation of the merger, the assets and liabilities and the historical operations that will be reflected in financial statements for periods presented prior to the Merger will be those of MST and will be recorded at the historical cost basis of MST, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of FXSI and MST , historical operations of MST and operations of FXSI from the closing date of the Merger

In connection with the merger, Fitness Xpress Software, Inc. changed its name to MSTI Holdings, Inc. and adopted a change from a fiscal year end of April 30 to a calendar year-end.

Upon closing of the merger, MST became a wholly-owned subsidiary of Fitness Xpress and Fitness Xpress Software Inc. succeeded to MST’s line of business as its sole line of business. MST, formed in New Jersey in 1982, is a carrier class communications technology company that specializes in providing true quadruple play (“Quad-Play”) services to multi-tenant unit (“MTU”) and multi-dwelling unit (“MDU”) residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and wireless fidelity (“Wi-Fi”) access. MST is also a national internet service provider (“ISP”) and offers a suite of ancillary services including the design, installation and service of satellite and Internet Protocol (“IP”) based video conferencing and surveillance systems.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

Note 2	Summary of Significant Accounting Policies

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FASB”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance FASB No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflect the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $29,734 from its inception through April 30, 2007. The Company's has a net working capital of $216 with cash and cash equivalents of $8,545 at April 30, 2007.

Stock Based Compensation

The Company adopted Financial Accounting Standards Board, Share-Based Payment ("SFAS 123 (R)") Accounting for Stock Based Compensation on May 1, 2006, and implemented the new standard utilizing the modified prospective application ransition method. SFAS 123 (R) requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. Stock based compensation expense for all stock-based awards granted subsequent to May 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R).

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

Prior to the adoption of SFAS 123 (R), the Company had elected to apply Accounting Principles Board Opinion 25 to account for its stock-based compensation plans, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. This method applied the intrinsic value method for stock options and other awards granted to employees.

During the period February 10, 2006 (inception) to April 30, 2007, the Company had not granted any stock option awards.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standard Board issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2007. Management does not expect the adoption of this statement will have a material impact on the Company’s results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires us to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. We are required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires us to measure the value of our assets and liabilities as of the end of our fiscal year ending after December 15, 2008. We have implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. We do not expect that adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We have not yet determined the impact that the adoption of FSP 00-19-2 will have on our financial statements.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The adoption of SAB No. 108 is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Note 3	Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 1 share of FXSI-NV common stock for 1.0563380282 shares of the FXSI-DE common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

During the period from February 10, 2006 (inception) to April 30, 2006, the Company issued 6,957,888 shares of common stock for total proceeds of $29,950.

Except for the 2007 Stock Incentive Plan adopted subsequent to the periods presented, the Company had not adopted an equity incentive plan or otherwise reserved shares for issuance as incentive awards to officers, directors, employees and other qualified persons.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

Note 4	Related Party Transactions

The President of the Company provides management services to the Company. The services are valued at $250 per month. During the year ended April 30, 2007 and period from February 10, 2006 (inception) to April 30, 2006, the Company charged to operations related party management services of $3,000 and $500, respectively.

Note 5	Income Taxes

The significant components of the Company’s statutory and effective tax rate and deferred tax assets are as follows:

	April 30, 2007	April 30, 2006
Net loss	$(24,138)	$(5,596)
Statutory tax rate	15.0%	15.0%
Effective tax rate	-	-
Deferred tax asset	3,620	839
Valuation allowance	(3,620)	(839)
Net deferred tax asset	$-	$-

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets or liabilities, except for the Company’s net operating loss carryforwards amounting to approximately $29,700 at April 30, 2007, which may be available to reduce future year’s taxable income. This carryforwards will expire, if not utilized, commencing in 2026. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Note 6	Subsequent Events

Private Placement

In connection with the reverse merger on May 24, 2007, the Company completed a private placement, pursuant to which the Company issued 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock at an exercise price of $1.00 per share, for aggregate gross proceeds of $3,078,716.50. In connection with this private placement, the Company incurred placement agent fees of approximately $215,510, and issued the placement agents five-year warrants to purchase an aggregate of 391,838 shares of common stock at an exercise price of $1.00 per share.

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

Secured Convertible Debentures

In conjunction with the reverse merger on May 24, 2007, on May 25, 2007 the Company also sold senior convertible debentures in the aggregate principal amount of $6,050,000 (plus an 8% original issue discount added to such principal amount). The debentures bear 8% interest per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at our option, and mature on April 30, 2010. The debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of common stock, subject to certain limitations. In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of our common stock at an exercise price of $1.00 per share. In connection with the issuance of the debentures, the Company incurred placement agent fees totaling approximately $423,500, and issued to such placement agents five-year warrants to purchase 708,222 shares of common stock at an exercise price of $1.00 per share.

Stock Option Plan

Immediately prior to the Merger, the Company adopted a 2007 Stock Incentive Plan that will provide for the grant of up to 4,500,000 shares of common stock as restricted stock or stock options to employees, directors and consultants.

Commitment

On June 2, 2007, our wholly-owned operating subsidiary, Microwave Satellite Technologies, Inc. (“MSTI”), entered into a program service agreement with CSI Digital, Inc. (“CSI”) for the construction of super headend facilities and certain transport and programming services, to be used as a component part of MSTI’s own integrated, end-to-end programming that it will offer to its own retail customers. Pursuant to the terms of the service agreement, MSTI agreed to pay CSI a monthly service fee based on the number of monthly subscribers to MSTI’s Internet Protocol Television services. The term of the service program agreement is for five years commencing on July 23, 2007.

Acquisition of Newport Telecommunications Co.

On July 18, 2007, our wholly-owned operating subsidiary, Microwave Satellite Technologies, Inc. (“MSTI”), acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“NTC”), relating to NTC’s business of providing broadband internet and telephone services to customers at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey (the “Acquisition”).

MSTI HOLDINGS, INC.
(Formerly Fitness Xpress Software, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007

The total consideration paid in the Acquisition was $2,550,000, consisting of (i) 866,856 unregistered shares of Telkonet, Inc. (the “Telkonet Common Stock”), equal to $1,530,000 (based on the average closing prices for Telkonet Common Stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the Acquisition that were in good standing at that time. The number will be determined within 120 days of the closing of the Acquisition. The stock certificates representing the Telkonet Common Stock, and $510,000 of the cash consideration were paid to U.S. Bank National Association, as escrow agent, to be released after the final determination of the number of subscriber accounts in good standing acquired in the Acquisition. In connection with the Acquisition, we have agreed to either (a) pay Telkonet, Inc. $1,530,000 in cash or (b) issue to Telkonet, Inc. unregistered shares of our common stock equal to $1,530,000 (based at a price per share of our common stock equal to the lesser of (i) the closing price for our common stock on the day of the issuance of the shares of common stock to Telkonet, Inc. and (ii) $1.00 per share) as consideration for Telkonet, Inc.’s issuance of the Telkonet Common Stock to NTC.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement of Merger and Plan of Reorganization, dated as of May 22, 2007, by and among Fitness Xpress Software, Inc., Microwave Satellite Technologies, Inc., and Microwave Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2007 (the “May 29, 2007 8-K”))

2.2
Delaware Certificate of Merger, dated May 22, 2007, between Microwave Satellite Technologies, Inc. and Microwave Acquisition Corp. (Incorporated herein by reference to Exhibit 2.2 to the May 29, 2007 8-K)

2.3
New Jersey Certificate of Merger, dated May 22, 2007, between Microwave Satellite Technologies, Inc. and Microwave Acquisition Corp., effective May 24, 2007 (Incorporated herein by reference to Exhibit 2.3 to the May 29, 2007 8-K)

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2007)

3.2	By-laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission filed on May 24, 2007)

3.3	Certificate of Amendment to Certificate of Incorporation, dated May 24, 2007 (Incorporated herein by reference to Exhibit 3.3 to the May 29, 2007 8-K)

10.1	Form of Unit Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to the May 29, 2007 8-K)

10.2	Form of Unit Subscription Addendum (Incorporated herein by reference to Exhibit 10.2 to the May 29, 2007 8-K)

10.3	Form of Unit Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.3 to the May 29, 2007 8-K)

10.4	Form of Unit Registration Rights Addendum (Incorporated herein by reference to Exhibit 10.4 to the May 29, 2007 8-K)

10.5	Form of Investor Warrant (Incorporated herein by reference to Exhibit 10.5 to the May 29, 2007 8-K)

10.6	Form of Unit Lockup Agreement (Incorporated herein by reference to Exhibit 10.6 to the May 29, 2007 8-K)

10.7
Securities Purchase Agreement for 8% Senior Convertible Debentures, dated May 25, 2007, by and among the Company and signatories thereto (Incorporated herein by reference to Exhibit 10.7 to the May 29, 2007 8-K)

10.8	Form of 8% Secured Convertible Debenture due April 30, 2010 (Incorporated herein by reference to Exhibit 10.8 to the May 29, 2007 8-K)

10.9	Form of Debenture Warrant (Incorporated herein by reference to Exhibit 10.9 to the May 29, 2007 8-K)

10.10	Form of Debenture Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.10 to the May 29, 2007 8-K)

10.11	Form of Debenture Lockup Agreement (Incorporated herein by reference to Exhibit 10.11 to the May 29, 2007 8-K)

10.12	Form of Security Agreement (Incorporated herein by reference to Exhibit 10.12 to the May 29, 2007 8-K)

10.13
Placement Agent Agreement, dated May 15, 2007, between Microwave Satellite Technologies, Inc. and Palladium Capital Advisors, LLC (Incorporated herein by reference to Exhibit 10.13 to the May 29, 2007 8-K)

10.14	Placement Agent Agreement, dated May 9, 2007, between Microwave Satellite Technologies, Inc. and WFG Investments, Inc. (Incorporated herein by reference to Exhibit 10.14 to the May 29, 2007 8-K)

10.15
Placement Agent Agreement, dated May 22, 2007, between Microwave Satellite Technologies, Inc. and Granite Financial Group, LLC (Incorporated herein by reference to Exhibit 10.15 to the May 29, 2007 8-K)

10.16	Form of Directors and Officers Indemnification Agreement (Incorporated herein by reference to Exhibit 10.16 to the May 29, 2007 8-K)

10.17	Company’s 2007 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.17 to the May 29, 2007 8-K)

10.18	Form of 2007 Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.18 to the May 29, 2007 8-K)

10.19	Form of 2007 Non-Qualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.19 to the May 29, 2007 8-K)

10.20
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, made as of May 24, 2007, by Fitness Xpress Software, Inc. and FXS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.21
Stock Purchase Agreement, dated May 24, 2007, by and between the Company and Ron Bell (Incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.22
Resignation letter from Ron Bell, dated May 24, 2007 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.23	Employment Agreement, dated January 31, 2006, between Microwave Satellite Technologies, Inc. and Frank T. Matarazzo (Incorporated herein by reference to Exhibit 10.21 to the May 29, 2007 8-K)

10.24
Amendment to Employment Agreement, dated May 24, 2007, between Microwave Satellite Technologies, Inc. and Frank T. Matarazzo (Incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.25

Telecommunications Space License Agreement, dated as of February 20, 2006, between Microwave Satellite Technologies, Inc. and Rudin Management Company, Inc. (Incorporated herein by reference to Exhibit 10.24 to the May 29, 2007 8-K)

10.26
Access Agreement entered into in June 2006 between the Company and Cablevision of Oakland LLC and Cablevision Lightpath-NJ, Inc. (Incorporated herein by reference to Exhibit 10.25 to the May 29, 2007 8-K)

10.27
Program Service Agreement, dated June 2, 2007, by and between Microwave Satellite Technologies, Inc. and CSI Digital, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 7, 2007)

21.1
List of Subsidiaries (Incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-144786)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer