Form 10QSB
period 2007-06-30
MSTI Holdings, Inc.
filed 2007-08-14
CIK 1372305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 333-136592

MSTI Holdings, Inc.
(Exact Name of Small Business Issuer in Its Charter)

Delaware	26-0240347
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

259-263 Goffle Road Hawthorne, New Jersey	07506
(Address of Principal Executive Offices)	(Zip Code)

(973) 304-6080
(Issuer’s Telephone Number)

April 30 Fiscal Year-End
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

As of August 1, 2007, there were 29,386,552 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Part I Financial Information

Item 1. Financial Statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

ASSETS	June 30, 2007	December 31, 2006
Current Assets:
Cash and cash equivalents	$5,378,989	$114,468
Accounts receivable, net of allowance for doubtful accounts of $10,000 at June 30, 2007 and December 31, 2006	108,531	100,146
Deferred income tax - current	261,517	261,517
Prepaid debt financing costs, net of amortization	726,015	-
Warrants for placement fees on debt, net of amortization	115,745	-
Other current assets	90,884	76,056
Total current assets	6,681,681	552,187

Property and equipment, at cost (Note D):
Furniture and equipment	344,854	268,514
Less: accumulated depreciation	58,985	37,683
Total property and equipment, net	285,869	230,831

Cable equipment and installations, at cost (Note E):
Cable equipment and installations, at cost	4,259,100	3,684,237
Less: accumulated depreciation	631,390	344,045
Total Cable equipment and installations, net	3,627,710	3,340,192

Other assets:
Intangible assets, net of accumulated amortization of $436,320 and $282,325 at June 30, 2007 and December 31, 2006, respectively (Note C)	2,027,606	2,181,602
Goodwill (Note B)	1,958,198	1,958,198
Investment in affiliates (Note F)	54,803	54,803
Deposits	12,600	12,600
Total other assets	4,053,207	4,207,203

Total Assets	$14,648,467	$8,330,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note L)	$1,490,059	$955,803
Current portion of long-term debt (Note G)	3,824	6,555
Note Payable - officer (Note H)	80,444	80,444
Income tax refund due to officer (Note K)	291,000	291,000
Due to Parent Company (Note K)	120,021	5,603,310
Deferred revenue	87,181	96,463
Total current liabilities	2,072,529	7,033,575

Long-term liabilities:
Long-term debt - less current portion (Note G and H)	4,377,611	547
Total long-term liabilities	4,377,611	547

Commitments and contingencies (Note L)	-	-

Stockholders’ equity (Note I)
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at June 30, 2007 and December 31, 2006	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,386,552 and 15,000,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006	29,387	15,000
Additional paid-in capital	13,079,882	3,502,961
Accumulated deficit	(4,910,942)	(2,221,670)
Total Stockholders’ equity	8,198,327	1,296,291
Total Liabilities and Stockholders’ Equity	$14,648,467	$8,330,413

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	For the three months ended June 30,
	2007	2006
Revenue, net	$503,258	$468,752

Cost of Sales	769,953	536,297

Gross Profit (Loss)	(266,695)	(67,545)

Operating Expenses:
Selling, General and Administrative	891,639	583,949
Employee stock options	43,026	-
Depreciation and Amortization	87,111	161,148
Total Operating Expense	1,021,776	745,097

Loss from Operations	(1,288,471)	(812,642)

Other Income (Expense):
Interest Income	28,729	9
Interest Expense	(130,774)	(36,098)
Total Other (Expenses)	(102,045)	(36,089)

Loss Before Provision for Income Taxes	(1,390,516)	(848,731)

Provision for Income Taxes	-	(276,148)

Net (Loss)	$(1,390,516)	$(572,583)

Loss per common share (basic and diluted)	$(0.07)	$(0.04)

Weighted average common shares for computation	19,812,380	15,000,000

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	For the Six months Ended June 30,
		Predecessor	Successor	Successor
	June 30,	January 31,	February 1 to June 30,	January 1 to June 30,
	2007	2006	2006	2006
Revenue, net	$990,164	$140,643	$776,534	$917,177

Cost of Sales	1,559,450	136,139	875,181	1,011,320

Gross Profit (Loss)	(569,286)	4,504	(98,647)	(94,143)

Operating Expenses:
Selling, General and Administrative	1,664,293	544,190	921,333	1,465,523
Employee stock options	43,026	-	-	-
Depreciation and Amortization	175,296	3,854	161,148	165,002
Total Operating Expense	1,882,615	548,044	1,082,481	1,630,525

Loss from Operations	(2,451,901)	(543,540)	(1,181,128)	(1,724,668)

Other Income (Expense):
Interest Income	28,733	-	9	9
Interest Expense	(266,104)	(4,359)	(41,394)	(45,753)
Total Other (Expenses)	(237,371)	(4,359)	(41,385)	(45,744)

Loss Before Provision for Income Taxes	(2,689,272)	(547,899)	(1,222,513)	(1,770,412)

Provision for Income Taxes	-	924,162	(397,634)	(526,528)

Net (Loss)	$(2,689,272)	$(1,472,061)	$(824,879)	$(2,296,940)

Loss per common share (basic and diluted)	($0.15)	($0.10)	($0.05)	($0.15)

Weighted average common shares for computation	17,419,484	15,000,000	15,000,000	15,000,000

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

	Common Shares Issued	Common Stock Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit )	Total
Balance at December 31, 2006	15,000,000	$15,000	$3,502,961	$(2,221,670)	$1,296,291
Public shares of FXS converted to MSTI	3,788,888	3,789	(3,789)	-	-
Loan conversion from Parent Company	5,000,000	5,000	4,995,000	-	5,000,000
Issuance of shares for private placement	5,597,664	5,598	2,688,422	-	2,694,020
Warrants attached to debentures	-	-	867,605	-	867,605
Beneficial Conversion Feature	-	-	867,605	-	867,605
Warrants issued for placement services	-	-	119,052	-	119,052
Stock based compensation	-	-	43,026	-	43,026

Net loss	-	-	-	(2,689,272)	(2,689,272)
Balance at June 30, 2007	29,386,552	$29,387	$13,079,882	$(4,910,942)	$8,198,327

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

		Predecessor	Successor	Successor
	Six Months Ended	Six Months Ended
	June 30,	January 31,	February 1 to June 30,	January 1 to June 30,
	2007	2006	2006	2006
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss	($2,689,272)	($1,472,061)	($824,879)	($2,296,940)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Investment in affiliate	-	4,948	-	4,948
Amortization of the debt discount for the beneficial conversion feature of convertible notes and warrants	48,200	-	-	-
Stock options and warrants issued in exchange of service	43,026	-	-	-
Amortization of financing costs	38,671	-	-	-
Depreciation, including Cable equipment and installations	308,647	25,691	127,500	153,191
Amortization	153,996	353	145,426	145,779
Due to/from affiliate	-	19,936	-	19,936
Increase / decrease in:
Accounts receivable, trade and other	(8,385)	77,928	(89,341)	(11,413)
Prepaid expenses and deposits	(14,828)	71,086	(104,587)	(33,501)
Income tax payable, net of receivable	-	147,971	(397,634)	(249,663)
Deferred income tax	-	1,067,191	-	1,067,191
Deferred revenue	(9,282)	(5,535)	18,914	13,379
Accounts payable, accrued expenses, net	534,259	178,939	98,206	277,145
Net Cash Provided by (Used In) Operating Activities	(1,594,967)	116,447	(1,026,395)	(909,948)

Cash Flows From Investing Activities:
Costs of Cable equipment and installations	(574,863)	(111,591)	(944,308)	(1,055,899)
Purchase of property and equipment, net	(76,340)	(13,744)	(411,585)	(425,329)
Release of funds from escrow	-	-	-	-
Net Cash (Used In) Investing Activities	(651,203)	(125,335)	(1,355,893)	(1,481,228)

Cash Flows From Financing Activities:
Proceeds (Repayment) from line of credit	-	45,963	(408,582)	(362,619)
Advances from Parent Company, net	(483,289)	-	2,756,374	2,756,374
Repayment of loans	(3,278)	-	-	-
Proceeds from sale of common stock, net of costs	2,694,020	-	-	-
Proceeds from issuance of convertible debentures, net of costs	5,303,238	-	-	-
Repayments of Notes Payable	-	(546)	(1,897)	(2,443)
Net Cash Provided By Financing Activities	7,510,691	45,417	2,345,895	2,391,312
Net Increase (Decrease) In Cash and Equivalents	5,264,521	36,529	(36,393)	136
Cash and cash equivalents at the beginning of the period	114,468	22,855	59,384	82,239
Cash and cash equivalents at the end of the period	$5,378,989	$59,384	$22,991	$82,375

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

		Predecessor	Successor
	Six months ended	Six months ended
	June 30 2007	January 31, 2006	February 1 to June 30, 2006	January 1 to June 30, 2006
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$199,976	$4,363	$417	$4,780
Income taxes paid	-	-	-	-
Amortization expense of the beneficial conversion feature	24,100	-	-	-
Amortization expense of warrants issued	24,100	-	-	-
Conversion of Parent Company Loan	5,000,000	-	-	-
Acquisition by Telkonet, Inc. (Note B):
Subscriber list - intangible asset	-	-	-	2,463,927
Goodwill	-	-	-	1,058,198
Investment by Telkonet, Inc.	-	-	-	3,522,125

MSTI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's Form 8K filed on May 29, 2007, as amended on May 30, 2007.

Business and Basis of Presentation

MSTI Holdings, Inc. is a carrier class communications technology company that specializes in providing true Quad-Play services including video, voice, high-speed internet and Wi-Fi to Multiple Tenant Units (MTUs) and Multiple Dwelling Units (MDUs).

Business Combination and Corporate Restructure

On May 24, 2007, the Company, completed a merger transaction with Fitness Xpress, Inc. ("FXS"), an inactive publicly registered shell corporation with no significant assets or operations. As a result of the merger, there was a change in control of the public entity. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the Company is the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From February 10, 2006 until the date of the Agreement, FXS was an inactive corporation with no material assets, liabilities or operations. In connection with the acquisition, 23,788,888 shares of common stock of the Company were issued including; (a) 15,000,000 shares issued to existing shareholders of the Company (b) 5,000,000 shares to settle the then outstanding indebtedness to parent company, and (c) 3,788,888 shares that were retained by the FXS shareholders.

Effective with the Agreement, all previously outstanding shares of common and preferred stock owned by the Company's shareholders were exchanged for an aggregate of 15,000,000 shares of FXS’s common stock. The value of the stock that was issued was the historical cost of the (FXS) net tangible assets, which did not differ materially from their fair value.

Effective with the Agreement, FXS changed its name to MSTI Holdings, Inc., and increased its authorized shares of $.001 par value common stock to 90,000,000.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 120,000 shares of FXS common stock for 1 share of the acquirer's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with FXS.

In accordance with the merger, the Company adopted a change from a fiscal year end of April 30 to a calendar year-end, effective for the short-year (seven months) ended December 31, 2006. To facilitate the change, the Company is reporting a one-time short-year (seven months) ended December 31, 2006. Subsequent to the transition period, our first full financial year will cover the period from January 1, 2007 to December 31, 2007.

During the short-year (seven months) ended December 31, 2006, the Company transitioned from a development stage company to an operating company.

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Basis of Accounting

In January 2006, Telkonet, Inc., a Utah corporation (“Telkonet”) whose stock is listed for trading on the American Stock Exchange under the symbol (“TKO”), acquired a 90% interest in MST.

In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us that occurred on January 31, 2006, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

The primary changes to the balance sheet reflect:

•	the recording of the fair value of the Company’s subscriber list

•	the recording of the fair value of goodwill

•	elimination of the accumulated earnings; and

•	a increase in additional paid-in capital from these adjustments

Although Microwave Satellite Technologies, Inc. continued as the same legal entity after the acquisition, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. The Company refers to the operations of Microwave Satellite Technologies, Inc. for both the Predecessor and Successor periods.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $10,000 at June 30, 2007 and December 31, 2006, respectively.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life ranges from 5 to 15 years.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

The Company accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent. The capitalized cost of this equipment is depreciated from three to ten years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $53,620 and $133,591, and $8,350 and $17,400 in advertising costs during the three and six months ended June 30, 2007 and 2006, respectively.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,689,272 and $2,296,940 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company's current assets exceed its current liabilities by $4,609,152, with cash and cash equivalents representing $5,378,989.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B - ACQUISITION BY TELKONET, INC.

On January 31, 2006, the Telkonet acquired a 90% interest in the Company from Frank Matarazzo, the sole stockholder, in exchange for $1.8 million in cash and 1.6 million unregistered shares of Telkonet’s common stock for an aggregate purchase price of $9,000,000. The purchase price of $9,000,000 was increased by $117,822 for direct costs related to the acquisition. These direct costs included legal, accounting and other professional fees. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from Telkonet shares held in escrow, 400,000 Telkonet shares at closing and the remaining 1,200,000 “purchase price contingency” Telkonet shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the year ended December 31, 2006, Telkonet issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill.

The acquisition by Telkonet was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of Telkonet common stock issued as a part of the acquisition was determined based on the average price of Telkonet common stock for several days before and after the acquisition.

The components of the purchase price were as follows:

	As Reported	Including Purchase Price Contingency (*)
Telkonet Common stock	$2,700,000	$7,200,000
Cash	1,800,000	1,800,000
Direct acquisition costs	117,822	117,822
Net Purchase price	$4,617,822	$9,117,822

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

	As Reported	Including Purchase Price Contingency (*)
Cash and other current assets	$346,548	$346,548
Equipment and other assets	1,310,125	1,310,125
Subscriber lists	2,463,927	2,463,927
Goodwill and other intangible assets	1,958,198	6,458,198
Subtotal	6,078,798	10,578,798
Current liabilities	1,460,976	1,460,976
Total	$4,617,822	$9,117,822

(*) At the date of the acquisition, the effect of the “purchase price contingency” shares valued at approximately $5.4 million had not been recorded in accordance with FAS 141. In the second quarter of 2006, Telkonet issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill.

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. The Company used a discounted cash flow model to determine the value of the intangible assets and to allocate the excess purchase price to the intangible assets and goodwill as appropriate. In this model, expected cash flows from subscribers were discounted to their present value at a rate of return of 20% (incorporating the risk-free rate, expected inflation, and related business risks) over a period of eight years. Expected costs such as income taxes and cost of sales were deducted from expected revenues to arrive at after tax cash flows. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was valued at $2,463,927 with an estimated useful life of eight years.

The acquisition of MST resulted in the valuation of MST’s subscriber lists as intangible assets. The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through June 30, 2007, was taken as a charge against income in the statement of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the intangible asset subject to amortization was reviewed for impairment at December 31, 2006. Goodwill of $1,958,198, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Pursuant to the impairment test performed by the Company at December 31, 2006 on the goodwill and intangibles acquired, it was determined that there were no changes in the carrying value of goodwill and intangibles acquired.

NOTE C - INTANGIBLE ASSETS

At June 30, 2007, intangible assets are stated at their estimated fair market value (determined June 8, 2006), less amortization from January 31, 2006 to June 30, 2007. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company.

Total identifiable intangible assets acquired and their carrying values at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total Amortized Identifiable Intangible Assets	2,463,927	(282,325)	2,181,602	-
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(282,325)	$2,181,602	$-

Total identifiable intangible assets acquired and their carrying values at June 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists	$2,463,927	$(436,320)	$2,027,607	$-	8.0

Total Amortized Identifiable Intangible Assets	2,463,927	(436,320)	2,027,607	-
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(436,320)	$2,027,607	$-

Total amortization expense charged to operations for the six months ended June 30, 2007 was $153,996, respectively. Estimated amortization expense as of June 30, 2007 is as follows:

Fiscal
July 1 - December 31, 2007	$153,995
2008	307,991
2009	307,991
2010	307,991
2011	307,991
2012 and after	641,648
Total	$2,027,607

The Company maintained intangible assets of $42,688, net of $20,812 accumulated amortization until January 31, 2006. The amortization expense for January 2006 amounted to $353. The asset was amortized over a 15 year period and subsequently included in the value of the subscriber list asset as of the January 31, 2006 acquisition by Telkonet.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at June 30, 2007 and December 31, 2006 consists of the following:

	2007	2006
Leasehold Improvements	$240,899	$169,636
Office Fixtures and Furniture	103,955	98,878
Total	344,854	268,514
Accumulated Depreciation	(58,985)	(37,683)
	$285,869	$230,831

Depreciation expense included as a charge to income was $10,114 and $21,302 compared to $10,154 and $20,650 for the three and six months ended June 30, 2007 and 2006, respectively. At January 31, 2006, the Telkonet acquisition date, the Company was obligated to adjust the property, plant and equipment to net book value resulting in a write-down of accumulated depreciation (see Note A).

NOTE E - CABLE EQUIPMENT AND INSTALLATIONS

The Company currently maintains service agreements with approximately twenty (20) MDU and MTU properties and the equipment is capitalized under Cable Equipment and Installations. Generally, under the terms of a service agreement, the Company provides either (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee.

Equipment maintained for customers under Cable Equipment and Installations is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are three to ten years. Cable equipment and installations at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006
Cable equipment and installations	$4,259,100	$3,684,237
Less: accumulated depreciation	(631,390)	(344,045)
Capitalized equipment, net of accumulated depreciation	3,627,710	3,340,192
Less: estimated reserve for residual values	-	-
Capitalized Cable equipment and installations, net	$3,627,710	$3,340,192

Depreciation expense included as a charge to income was $148,023 and $287,345 compared to $69,115 and $133,725 for the three and six months ended June 30, 2007 and 2006, respectively. At January 31, 2006, the Telkonet acquisition date, the Company was obligated to adjust the cable equipment and installations to net book value resulting in a write-down of accumulated depreciation (see Note A).

The following is a schedule by years of minimum future rentals under bulk services of non-cancelable operating agreements as of June 30, 2007:

2007 (six months)	$206,880
2008	413,760
2009	413,760
2010	385,818
2011	315,934
Thereafter	330,230
$2,066,382

NOTE F - LONG-TERM INVESTMENTS

Interactivewifi.com, LLC

MST maintains an investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at June 30, 2007. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York through a joint venture with MST. MST accounted for this investment under the cost method, as MST does not have the ability to exercise significant influence over operating and financial policies of the investee. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of MST’s investment in Interactivewifi.com amounted to $54,803 as of June 30, 2007 and December 31, 2006.

NOTE G- SENIOR CONVERTIBLE DEBENTURES

A summary of convertible promissory notes payable at June 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the noteholders option, and mature on April 30, 2010	$6,576,350	$-
Original Issue Discount - net of accumulated amortization of $14,621 and $0 at June 30, 2007 and December 31, 2006	(511,729)	-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $24,100 and $0 at June 30, 2007 and December 31, 2006, respectively.	(843,505)	-
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $24,100 and $0 at June 30, 2007 and December 31, 2006, respectively.	(843,505)	-

Total	$4,377,611	$-
Less: current portion	-	-
	$4,377,611	$-

Aggregate maturities of long-term debt as of June 30, 2007 are as follows:

Twelve months ended June 30	Amount
2007	-
2008	-
2009	-
2010	6,576,350
$6,576,350

During the six months ended June 30, 2007, the Company issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 36 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at our option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of common stock, subject to certain limitations.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $867,505 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the period ended June 30, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (three years) as interest expense.

In connection with the placement of the Debentures, the Company has also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of our common stock at an exercise price of $1.00 per share. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $867,505 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

In connection with the issuance of the Debentures, we incurred placement fees of $423,500. Additionally, we issued such agents five-year warrants to purchase 708,222 shares of common stock at an exercise price of $1.00.

The Company amortized the debt discount to the Debentures for the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $24,100 and $24,100 for the period ended June 30, 2007.

NOTE H - NOTE PAYABLE

	June 30, 2007	December 31, 2006
Note payable in monthly installments of $546 with no interest; mature in January 2008. The note is collateralized by transportation equipment.	$3,824	$7,102

Less: current portion	3,824	6,555

Amount Due After One Year	$-	$547

NOTE I - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2007 and December 31, 2006, the Company had no preferred stock issued and outstanding. The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2007, and December 31, 2006, the Company had 29,386,552 and 15,000,000 shares of common stock issued and outstanding, respectively.

On May 22, 2007, MST entered into a Merger Agreement to be merged with and into Fitness Xpress, and MST, as the surviving corporation, will become a wholly-owned subsidiary of Fitness Xpress. Pursuant to the Merger Agreement, Fitness Xpress’ name was changed to MSTI Holdings, Inc (“MSTI”).

Pursuant to the terms and conditions of the Merger Agreement:

▪
Each share of MST common stock issued and outstanding immediately prior to the closing of the Merger was converted into 120,000 shares of MSTI common stock; a total 15,000,000 shares of common stock were issued.

▪	$5,000,000 of outstanding indebtedness of MST to Telkonet, Inc., MST's 90% shareholder prior to the Merger, was converted at $1.00 per share into 5,000,000 shares of MSTI common stock.

▪	The remaining shares of the common stock of Fitness Xpress were converted to 3,788,888 shares of MSTI common stock.

Additionally, 5,597,664 shares of MSTI common stock were issued pursuant to a private placement. These shares were valued at $0.55 per share for a purchase price of $ $2,694,020, net of $384,696 in placement fees and other costs. The Company also issued warrants to purchase 2,798,836 shares of its common stock at an exercise price of $1.00 per share in this private placement transaction. In connection with this private placement, we issued the placement agent five-year warrants to purchase an aggregate of 391,838 shares of common stock at an exercise price of $1.00 per share

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.65	4,152,000	9.9	$ 0.65	94,500	$ 0.65
	4,152,000	9.9	$ 0.65	94,500	$ 0.65

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	-	$-
Granted	4,152,000	0.65
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007	4,152,000	$0.65

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.0%	-
Expected stock price volatility	54%	-
Expected dividend payout	-	-
Expected option life-years	10.0	-
Expected forfeiture rate	-	-
Fair value per share of options granted	$0.46	$-

The expected life of awards granted represents the period of time that they are expected to be outstanding. We have no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, we only give consideration to the contractual terms and do not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.

We estimate the volatility of our common stock by evaluating peer group companies. Peer group companies are chosen based on industry, size and annual revenue. Based on these criteria, we have identified 20 companies in the peer group. These peer group companies include Comcast Corp., Time Warner, Viacom, Shaw Communications, Lodgenet Enterntainment, Crown Media, Speedus Corp. and The Players Network. We have taken an average of the historical volatility of each of the peer group companies’ common stock to establish the expected volatility of our common stock over the life of the option awards.

We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Total stock-based compensation expense recognized in the consolidated statement of losses for the period ended June 30, 2007 was $43,026, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested at June 30, 2007 is $1,785,300.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	8,957,626	4.9	$ 1.00	8,957,626	$ 1.00
	8,957,626	4.9	$ 1.00	8,957,626	$ 1.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	-	$
Granted	8,957,626		1.00
Exercised	-		-
Canceled or expired	-		-
Outstanding at June 30, 2007	8,957,626		$1.00

On May 24, 2007, we completed a private placement, pursuant to which we issued 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock at an exercise price of $1.00 per share, for net proceeds of $2,694,020. In connection with this private placement, we incurred placement agent fees of approximately $215,510, and issued the placement agent five-year warrants to purchase an aggregate of 391,838 shares of common stock at an exercise price of $1.00 per share. In addition, we incurred other professional fees and expenses totaling approximately $336,800 in connection with the reverse merger and private placement.

On May 24, 2007 and May 25, 2007 we also sold senior convertible debentures in the aggregate principal amount of $6,050,000 (plus an 8% original issue discount added to such principal amount). The debentures bear 8% interest per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at our option, and mature on April 30, 2010. The debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock, subject to certain limitations. In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of our common stock at an exercise price of $1.00 per share.

In connection with the issuance of the debentures, we incurred placement agent fees totaling approximately $423,500, and issued to such placement agents five-year warrants to purchase 708,222 shares of common stock at an exercise price of $1.00 per share. The warrants issued to the placement agent were valued at $119,052, using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 5.0% a dividend yield of 0% and volatility of 54%.

NOTE K - RELATED PARTY TRANSACTIONS

We have a co-marketing agreement with Telkonet. We have made payments of $3,510 and $10,870 and $68,458 and $69,828 to Telkonet pursuant to the terms of this agreement in the three and six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, Telkonet has made an aggregate of $7,120,021 in unsecured loans to us. The loans bear interest at the prime rate and interest expense for the three and six months ended June 30, 2007, and 2006 amounted to $82,263, and $199,976 and $35,681 and $40,977, respectively.

On August 17, 2005, the Company issued a non-interest bearing demand promissory note in the amount of $100,000 due to Frank Matarazzo, MST Chief Executive Officer. As of June 30, 2007, and December 31, 2006, $80,444 remains outstanding under the note.

An estimated $261,517 income tax receivable due to the Company for certain carry-back tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo.

In February 2006, the Company entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for consulting services for which GTI is paid a fee of $10,000 per month. GTI is 100% owned by Eileen Matarazzo, the sister-in-law of MST’s Chief Executive Officer.

NOTE L - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

MST presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

Commitments for minimum rentals under non cancelable leases at June 30, 2007 are as follows:

2007 (six months)	$39,048
2008	78,096
2009	78,096
2010	26,032
2011 and thereafter	-
Total	$221,272

Rental expenses charged to operations for the three and six months ended June 30, 2007 and 2006 are $25,779 and $51,558 compared to $13,867 and $38,383, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE M - SUBSEQUENT EVENTS

On July 18, 2007, the Company’s wholly-owned operating subsidiary, Microwave Satellite Technologies, Inc. (“MSTI”), acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“NTC”), relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey (“The Acqusition”).

Pursuant to the terms of the Acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of Telkonet, Inc. (the “Telkonet Common Stock”), equal to $1,530,000 (based on the average closing prices for Telkonet Common Stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the Acquisition that were in good standing at that time. The number will be determined within 120 days of the closing of the Acquisition. The stock certificates representing the Telkonet Common Stock, and $510,000 of the cash consideration were delivered to U.S. Bank National Association, as escrow agent, to be released after the final determination of the number of subscriber accounts in good standing acquired in the Acquisition.

The components of the purchase price were as follows:

Cash	$1,020,000
Common stock	1,530,000
Direct acquisition costs	100,000
Total purchase price	$2,650,000

The following table presents the purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition:

Current assets	$161,058
Fixed and other assets	668,107
Intangible assets	1,720,835
Acquisition costs	100,000
Total purchase price	$2,650,000

Due to its recent date of acquisition, the purchase price allocation is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of an appraisal to accurately evaluate this allocation. All of the intangible assets, which consist of subscriber rights lists, property access rights and business rights agreements, are subject to amortization and have a weighted-average useful life of 10 years. The results of the acquisition will be included within the consolidated financial statements from its date of acquisition as of July 18, 2007.

The following data presents unaudited pro forma revenues, net loss and basic and diluted net loss per share of common stock for the Company as if the acquisition discussed above, had occurred on January 1, 2007 and 2006, respectively. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Company had completed this acquisition at the beginning of the period shown below or the results that will be attained in the future.

	Six Months Ended June 30, 2007
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$990,164	$922,028	$1,912,192
Net (loss)	$(2,689,272)	$9,047	$(2,680,225)
Net (loss) per common share outstanding - basic & diluted	$(0.09)	$-	$(0.09)
Weighted average common shares outstanding - basic & diluted	29,386,552	-	29,386,552

	Six Months Ended June 30, 2006
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$917,177	$1,042,234	$1,959,411
Net (loss)	$(2,653,597)	$(18,036)	$(2,671,633)
Net (loss) per common share outstanding - basic & diluted	$(0.18)	$-	$(0.18)
Weighted average common shares outstanding - basic & diluted	15,000,000	-	15,000,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion should be read in conjunction with the accompanying financial statements and related notes thereto for the three and six months ended June 30, 2007 and 2006, The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report. Our actual results may differ materially.

Overview

We are a carrier class communications technology company that specializes in providing true Quad-Play services to MTU and MDU residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and Wi-Fi access. We are also a national ISP and offers a suite of ancillary services including the design, installation and service of satellite and IP based video conferencing and surveillance systems.

Our revenue is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects its customers perform, changes in overall spending levels in the telecommunication industry and other unpredictable factors that may affect customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue.

Due to the possibility of fluctuations in our revenue and net income or loss, we believe that quarterly comparisons of our operating results are not a good indication of future performance.

We have incurred substantial operating losses. As of June 30, 2007, our accumulated deficit was $4,910,942 and the total stockholders’ equity was $8,198,327. Losses have principally occurred as a result of the substantial resources required for the development of our “Quad-Play” infrastructure and support and administrative facilities. We expect to continue to incur operating losses as the anticipated subscriber growth absorbs the current resources.

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006

Revenues. During the three and six months ended June 30, 2007, we had revenues of $503,258 and $990,164 as compared to revenues of $468,752 and $917,177 during the three and six months ended June 30, 2006, an increase of approximately 7% and 8%, respectively. This increase is a result of the net subscriber portfolio growth for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. We anticipate an increasing trend in new subscriber revenue in 2007 with new buildings under contract and the acquisition of Newport Telecommunications, Co. subscriber base on July 18, 2007.

Cost of Revenues. During the three and six months ended June 30, 2007, we had cost of sales of $769,953 and $1,559,450 as compared to cost of sales of $536,297 and $1,011,320 during the three and six months ended June 30, 2006, an increase of 44% and 54%, respectively. Our costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue. The capitalized cable equipment and installation costs are depreciated over the lease term and include equipment and installation labor. The non-cash depreciation expense of the cable equipment and installation costs are included in cost of revenues for the three and six months ended June 30, 2007 and 2006 in the amount of $148,023 and $287,345 compared to $69,115 and $133,725, respectively.

Gross Profit (Loss). As we developed the infrastructure and continued to build-out the subscriber base, the gross margins decreased $199,150 and $475,143, for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, primarily due to programming costs and the excess capacity of support infrastructure.

Operating Loss. Operating expenses, which consists of cost of revenues, customer support services, selling expense, depreciation and general and administrative costs, totaled $1,021,776 and $1,882,615 during the three and six months ended June 30, 2007 as compared to $745,097 and $1,630,525 during the three and six months ended June 30, 2006. Operating loss was $1,288,471 and $2,451,901 during the three and six months ended June 30, 2007 as compared to $812,642 and $1,724,668 during the three and six months ended June 30, 2006.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses which consist of commissions, salaries, advertising, and overhead expenses, totaled $891,639 and $1,664,293 during the three and six months ended June 30, 2007 as compared to $583,949 and $1,465,523 during the three and six months ended June 30, 2006. This is primarily attributable to an overall increase in administrative costs compared to the prior period. Our management believes that our expenses will continue to increase as sales continue to grow and additional staff is added to support our growth initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expense totaled $87,111 and $175,296 during the three and six months ended June 30, 2007, as compared to $161,148 and $165,002 during the three and six months ended June 30, 2006.

Net Loss. We had a net loss of $1,390,516 and $2,689,272 for the three and six months ended June 30, 2007 as compared to $572,583 and $2,296,940 for the three and six months ended June 30, 2006. The increased loss is attributable to expenses including the build-out of the support infrastructure and the increase in non-cash depreciation related to installing new and retrofitting properties to capitalize on future, subscriber based revenue opportunities. Our management believes that net losses will continue as we make required additions to sales, engineering, administration, and the support infrastructure in order to facilitate expected revenue and subscriber growth.

Net Cash Used In Operating Activities. Cash utilized in operating activities was $(1,594,967) for the six months ended June 30, 2007 as compared to $(909,948) for the six months ended June 30, 2006. The increase was primarily due to an increase in direct costs related to operations.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $(651,203) for the six months ended June 30, 2007 compared to $(1,481,228) for the six months ended June 30, 2006. The cash was used for building the infrastructure from that will generate future subscriber revenue. The decrease investment for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was attributable to the Company’s significant infrastructure investment in 2006.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $7,510,691 for the six months ended June 30, 2007, as compared to $2,391,312 for the six months ended June 30, 2006. The reason for this increase was the need to fund the investment in operations and infrastructure.

Liquidity and Capital Resources

Our working capital surplus increased by $11,090,540 during the six months ended June 30, 2007 from a working capital deficit of $(6,481,388) at December 31, 2006 to a working capital surplus of $4,609,152 at June 30, 2007. The increase in working capital for the six months ended June 30, 2007, is due to a combination of factors, of which the significant factors are that cash had a net increase of $5,264,521, and a reduction of $5,483,289 from loans due to Telkonet for working capital provided in prior periods. The most significant uses of cash are as follows:

•	Approximately $1,595,000 of cash consumed directly in operating activities;

•	Approximately $637,000 was expended on net purchases of cost of cable equipment and installations and fixed assets; and

•	A private placement and sale of debentures for net proceeds of approximately $2,694,000 and $5,303,000, respectively.

As of June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $5,378,989 and $114,468, respectively.

We will need to raise additional capital in the future to fund our operating needs. We expect that the funds from the Private Placement and the issuance of the Debentures will fund our operations for a period of approximately 12 months. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our services, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6,576,350	-	6,576,350	-	-
Capital Lease Obligations	$-	-	-	-	-
Operating Lease Obligations	$221,272	78,096	143,176	-	-
Purchase Obligations (Note 1)	$970,593	970,593			-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP					-
Total	$7,768,215	1,048,689	6,719,526	-	-

Note (1): Purchase commitment for the IPTV build-out of MST subscriber base in the second half of 2007

New Basis of Accounting

In January 2006, Telkonet acquired a 90% interest in our Company. In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us that occurred on January 31, 2006, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different. The primary changes to the balance sheet reflect:

•	the recording of the fair value of our subscriber list;

•	the recording of the fair value of goodwill;

•	elimination of the accumulated earnings; and

•	a increase in additional paid-in capital from these adjustments.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance. We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (June 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the six month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously included in our Current Reports on Form 8-K filed with the Securities and Exchange Commission, we have not sold any equity securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2007, our stockholders, acting by majority written consent, approved our reincorporation from the State of Nevada to the State of Delaware. This majority written consent was executed by holders of 3,300,000 shares of our common stock, which represented 50.11% of our outstanding shares of common stock then entitled to vote.

On May 22, 2007, our stockholders, acting by majority written consent, approved (i) the merger of Microwave Acquisition Corp., our wholly subsidiary, with and into Microwave Satellite Technologies, Inc., a New Jersey corporation (“Microwave”), pursuant to which each outstanding share of Microwave common stock was exchanged for 120,000 shares of our common stock, resulting in Microwave becoming our wholly owned subsidiary, and (ii) the sale of all of the capital stock of FXS Holdings, Inc., a Delaware corporation and our wholly owned subsidiary at the time, to Ron Bell, formerly our sole director and officer. This majority written consent was executed by holders of 3,300,000 shares of our common stock, which represented 50.11% of our outstanding shares of common stock then entitled to vote.

On May 24, 2007, our stockholders, acting by majority written consent, approved (i) our 2007 Equity Compensation Plan and (ii) an amendment to our certificate of incorporation to change our name from “Fitness Xpress Software Inc.” to “MSTI Holdings, Inc.” This majority written consent was executed by holders of 3,300,000 shares of our common stock, which represented 50.11% of our outstanding shares of common stock then entitled to vote.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSTI HOLDINGS, INC.

Dated: August 14, 2007	By:	/s/ Frank T. Matarazzo
Frank T. Matarazzo Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.