Form 10QSB
period 2007-09-30
MSTI Holdings, Inc.
filed 2007-11-14
CIK 1372305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 000-52862

MSTI Holdings, Inc.
(Exact Name of Small Business Issuer in Its Charter)

Delaware	26-0240347
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

259-263 Goffle Road Hawthorne, New Jersey	07506
(Address of Principal Executive Offices)	(Zip Code)

(973) 304-6080
(Issuer’s Telephone Number)

N/A
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

As of November 1, 2007, there were 29,386,552 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Table of Contents

		Page
Part Part I	FINANCIAL INFORMATION

ItemItem 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 (audited)	3

	Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2007 and 2006	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine-months ended September 30, 2007	7

	Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2007 and 2006	8

	Notes to Condensed Consolidated Financial Statements	11

Item Item 2.	Management’s Discussion and Analysis or Plan of Operation	27

Item Item 3.	Controls and Procedures	32

Part Part II	OTHER INFORMATION

Item Item 6.	Exhibits	33

Part I - Financial Information

Item 1. Financial Statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

ASSETS	September 30, 2007	December 31, 2006
Current Assets:		(audited)
Cash and cash equivalents	$1,198,622	$114,468
Accounts receivable, net of allowance for doubtful accounts of $10,000 at September 30, 2007 and December 31, 2006	269,895	100,146
Deferred income tax - current	261,517	261,517
Other current assets	161,522	76,056
Total current assets	1,891,556	552,187

Property and equipment, at cost (Note D):
Furniture and equipment	371,097	268,514
Less: accumulated depreciation	72,418	37,683
Total property and equipment, net	298,679	230,831

Cable equipment and installations, at cost (Note E):
Cable equipment and installations, at cost	5,317,573	3,684,237
Less: accumulated depreciation	831,615	344,045
Total Cable equipment and installations, net	4,485,958	3,340,192

Other assets:
Intangible assets, net of accumulated amortization of $562,327 and $282,325 at September 30, 2007 and December 31, 2006, respectively (Note C)	3,881,788	2,181,602
Goodwill (Note B)	1,958,198	1,958,198
Financing costs, net of accumulated amortization	764,151	-
Investment in affiliates (Note F)	54,803	54,803
Deposits	12,600	12,600
Total other assets	6,671,540	4,207,203

Total Assets	$13,347,733	$8,330,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,758,897	$955,803
Current portion of long-term debt (Note H)	2,186	6,555
Registration rights liability (Note G)	500,000	-

Note Payable - officer	-	80,444
Income tax refund due to officer (Note K)	291,000	291,000
Due to Parent Company (Note K)	236,947	5,603,310
Deferred revenue	82,225	96,463
Total current liabilities	2,871,255	7,033,575

Long-term liabilities:
Long-term debt - less current portion (Note G and H)	4,605,920	547
Total long-term liabilities	4,605,920	547

Total Liabilities	7,477,175	7,034,122

Commitments and contingencies (Note L)	-	-

Stockholders’ equity (Note I)
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at September 30, 2007 and December 31, 2006	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,386,552 and 15,000,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006	29,387	15,000
Additional paid-in capital	13,210,823	3,502,961
Accumulated deficit	(7,369,652)	(2,221,670)
Total Stockholders’ equity	5,870,558	1,296,291
Total Liabilities and Stockholders’ Equity	$13,347,733	$8,330,413

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	For the three months ended September 30,
	2007	2006
Revenue, net	$774,931	$484,616

Cost of Sales	871,804	614,199

Gross Loss	(96,873)	(129,583)

Operating Expenses:
Selling, General and Administrative	1,399,738	651,378
Employee stock options	130,941	-
Depreciation and Amortization	144,900	74,423
Total Operating Expense	1,675,579	725,801

Loss from Operations	(1,772,452)	(855,384)

Other Income (Expense):
Registration rights liquidated damages	(500,000)	-
Interest Income	38,744	5
Interest Expense	(225,002)	(68,621)
Total Other (Expenses)	(686,258)	(68,616)

Loss Before Provision for Income Taxes	(2,458,710)	(924,000)

Provision for Income Taxes	-	(300,638)

Net Loss	$(2,458,710)	$(623,362)

Loss per common share (basic and diluted)	$(0.08)	$(0.04)

Weighted average common shares for computation	29,386,552	15,000,000

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	For the Nine Months Ended September 30,
		Predecessor	Successor	Successor
	September 30,	January 31,	February 1 to September 30,	January 1 to September 30,
	2007	2006	2006	2006
Revenue, net	$1,765,095	$140,643	$1,261,150	$1,401,793

Cost of Sales	2,431,254	136,139	1,489,380	1,625,519

Gross Profit (Loss)	(666,159)	4,504	(228,230)	(223,726)

Operating Expenses:
Selling, General and Administrative	3,064,031	544,190	1,571,283	2,115,473
Employee stock options	173,967	-	-	-
Depreciation and Amortization	320,196	3,854	236,999	240,853
Total Operating Expense	3,558,194	548,044	1,808,282	2,356,326

Loss from Operations	(4,224,353)	(543,540)	(2,036,512)	(2,580,052)

Other Income (Expense):
Registration rights liquidated damage	(500,000)	-	-	-
Interest Income	67,477	-	14	14
Interest Expense	(491,106)	(4,359)	(110,015)	(114,374)
Total Other (Expenses)	(923,629)	(4,359)	(110,001)	(114,360)

Loss Before Provision for Income Taxes	(5,147,982)	(547,899)	(2,146,513)	(2,694,412)

Provision for Income Taxes	-	924,162	(698,272)	225,890

Net Loss	$(5,147,982)	$(1,472,061)	$(1,448,241)	$(2,920,302)

Loss per common share (basic and diluted)	($0.24)	($0.10)	(0.10)	(0.19)

Weighted average common shares for computation	21,429,155	15,000,000	15,000,000	15,000,000

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	Common Shares Issued	Common Stock Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit )	Total
Balance at December 31, 2006	15,000,000	$15,000	$3,502,961	$(2,221,670)	$1,296,291
Public shares of FXS converted to MSTI	3,788,888	3,789	(3,789)	-	-
Loan conversion from Parent Company	5,000,000	5,000	4,995,000	-	5,000,000
Issuance of shares for private placement	5,597,664	5,598	2,688,422	-	2,694,020
Warrants attached to debentures	-	-	867,605	-	867,605
Beneficial Conversion Feature	-	-	867,605	-	867,605
Warrants issued for placement services	-	-	119,052	-	119,052
Stock based compensation	-	-	173,967	-	173,967

Net loss	-	-	-	(5,147,982)	(5,147,982)
Balance at September 30, 2007	29,386,552	$29,387	$13,210,823	$(7,369,652)	$5,870,558

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

		Predecessor	Successor	Successor
	Nine Months Ended	Nine Months Ended
	September 30,	January 31,	February 1 to September 30,	January 1 to September 30,
	2007	2006	2006	2006
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss	($5,147,982)	($1,472,061)	($1,448,241)	($2,920,302)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Investment in affiliate	-	4,948	-	4,948
Registration rights liquidated damages	500,000
Amortization of the debt discount for the beneficial conversion feature of convertible notes and warrants	291,130	-	-	-
Stock options and warrants issued in exchange of service	173,967	-	-	-
Amortization of financing costs	101,663	-	-	-
Depreciation, including Cable equipment and installations	522,305	25,691	260,089	285,780
Amortization	280,001	353	209,958	210,311
Repayment of balance due to officer	(80,444)	-	-	-
Due to/from affiliate	-	19,936	-	19,936
Increase / decrease in:
Accounts receivable, trade and other	(169,749)	77,928	(95,920)	(17,992)
Prepaid expenses and deposits	(85,465)	71,086	200,184	271,270
Income tax payable, net of receivable	-	147,971	(698,272)	(550,301)
Deferred income tax	-	1,067,191	-	1,067,191
Deferred revenue	(14,238)	(5,535)	21,481	15,946
Accounts payable, accrued expenses, net	803,090	178,939	248,488	427,427
Net Cash Provided by (Used In) Operating Activities	(2,825,722)	116,447	(1,302,233)	(1,185,786)

Cash Flows From Investing Activities:
Costs of Cable equipment and installations	(965,229)	(111,591)	(1,701,444)	($1,813,035)
Purchase of Newport assets	(1,020,000)	-	-	-
Acquisition costs - Newport	(98,294)	-	-	-
Purchase of property and equipment, net	(102,583)	(13,744)	(658,500)	($672,244)
Net Cash (Used In) Investing Activities	(2,186,106)	(125,335)	(2,359,944)	(2,485,279)

Cash Flows From Financing Activities:
Proceeds (Repayment) from line of credit	-	45,963	(412,117)	366,154

Advances from Parent Company, net	(1,896,363)	-	4,194,094	4,194,094
Proceeds from sale of common stock, net of costs	2,694,023	-	-	-
Proceeds from issuance of convertible debentures, net of costs	5,303,238	-	-	-
Repayments of Notes Payable	(4,916)	(546)	-	(546)
Net Cash Provided By Financing Activities	6,095,982	45,417	3,781,977	3,827,394
Net Increase (Decrease) In Cash and Equivalents	1,084,154	36,529	119,800	156,329
Cash and cash equivalents at the beginning of the period	114,468	22,855	59,384	82,239
Cash and cash equivalents at the end of the period	$1,198,622	$59,384	$179,184	$238,568

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

		Predecessor	Successor
	Nine months ended	Nine months ended
	September 30 2007	January 31, 2006	February 1 to September 30, 2006	January 1 to September 30, 2006
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$199,976	$4,363	$417	4,780
Income taxes paid	-	-	-	-

Non-cash transactions:
Amortization expense of the beneficial conversion feature	57,840	-	-	-
Amortization expense of warrants issued	57,840	-	-	-
Conversion of Parent Company Loan	5,000,000	-	-	-

Acquisition by Telkonet, Inc. (Note B):
Subscriber list - intangible asset	-	-	-	2,463,927
Goodwill	-	-	-	1,058,198
Investment by Telkonet, Inc.	-	-	-	3,522,125

Acquisition of Newport:
Subscriber list - intangible asset	1,980,187	-	-	-
Fixed assets acquired	668,107	-	-	-
Common stock of parent company	(1,530,000)	-	-	-
Direct acquisition costs	(98,294)	-	-	-
Cash paid for acquisition	(1,020,000)	-	-	-

MSTI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's Form 8-K filed on May 29, 2007, as amended on May 30, 2007.

Business and Basis of Presentation

MSTI Holdings, Inc. (“the Company”), is a carrier class communications technology company that specializes in providing true Quad-Play services including video, voice, high-speed internet and Wi-Fi to Multiple Tenant Units (MTUs) and Multiple Dwelling Units (MDUs).

In July 2007, the Company acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership. Pursuant to the terms of the acquisition, the total consideration paid was $2,550,000, consisting of unregistered shares of Telkonet’s common stock, equal to $1,530,000, and (ii) $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the acquisition that were in good standing at that time. The consideration from escrow was released in October 2007 and a subscriber account adjustment was not required.

Business Combination and Corporate Restructure

On May 24, 2007, the Company completed a merger transaction with Fitness Xpress, Inc. ("FXS"), an inactive publicly registered shell corporation with no significant assets or operations. As a result of the merger, there was a change in control of the public entity. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the merger is a recapitalization of the Company's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the Company is the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From February 10, 2006 until the date of the merger, FXS was an inactive corporation with no material assets, liabilities or operations. In connection with the acquisition, 23,788,888 shares of common stock of the Company were issued including; (a) 15,000,000 shares issued to existing shareholders of the Company (b) 5,000,000 shares issued to settle indebtedness to parent company, and (c) 3,788,888 shares that were retained by the FXS shareholders.

Effective with the merger, all previously outstanding shares of common and preferred stock owned by the Company's shareholders were exchanged for an aggregate of 15,000,000 shares of FXS’s common stock. The value of the stock that was issued was the historical cost of the FXS net tangible assets, which did not differ materially from their fair value.

Effective with the merger, FXS changed its name to MSTI Holdings, Inc., and increased its authorized shares of $.001 par value common stock to 90,000,000.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 120,000 shares of FXS common stock for 1 share of the acquirer's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with FXS. In accordance with the merger, the Company will maintain a calendar year-end.

During the short-year (seven months) ended December 31, 2006, the Company transitioned from a development stage company to an operating company.

The accompanying unaudited condensed consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The primary changes to the balance sheet reflect:

•	the recording of the fair value of the Company’s subscriber list;

•	the recording of the fair value of goodwill;

•	elimination of the accumulated earnings; and

•	an increase in additional paid-in capital from these adjustments.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $10,000 at September 30, 2007 and December 31, 2006, respectively.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $40,461 and $58,388, during the three month ended September 30, 2006 and 2007, respectively, and $174,052 and $121,350 in advertising costs during the nine months ended September 30, 2007 and 2006, respectively.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $5,147,982 and $2,920,302 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company's current liabilities exceed its current assets by $979,699, with cash and cash equivalents representing $1,198,622.

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of September 30, 2007, the Company had accrued an estimated penalty (see Note G).

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

NOTE B - ACQUISITIONS

ACQUISITION BY TELKONET, INC.

On January 31, 2006, Telkonet acquired a 90% interest in the Company from Frank Matarazzo, the sole stockholder, in exchange for $1.8 million in cash and 1.6 million unregistered shares of Telkonet’s common stock for an aggregate purchase price of $9,000,000. The purchase price of $9,000,000 was increased by $117,822 for direct costs related to the acquisition. These direct costs included legal, accounting and other professional fees. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in January 2007. The stock portion is payable from Telkonet shares held in escrow, 400,000 Telkonet shares at closing and the remaining 1,200,000 “purchase price contingency” Telkonet shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the year ended December 31, 2006, Telkonet issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill.

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

(*) At the date of the acquisition, the effect of the “purchase price contingency” shares valued at approximately $5.4 million had not been recorded in accordance with FAS 141. In the third quarter of 2006, Telkonet issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill.

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

The acquisition of MST resulted in the valuation of MST’s subscriber lists as intangible assets. The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through September 30, 2007, was taken as a charge against income in the statement of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the intangible asset subject to amortization was reviewed for impairment at December 31, 2006. Goodwill of $1,958,198, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Pursuant to the impairment test performed by the Company at December 31, 2006 on the goodwill and intangibles acquired, it was determined that there were no changes in the carrying value of goodwill and intangibles acquired.

ACQUISITION OF NEWPORT TELECOMMUNICATIONS CO.

On July 18, 2007, Microwave Satellite Technologies, Inc., the wholly-owned subsidiary of MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“NTC”), relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the NTC acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of Telkonet’s common stock, equal to $1,530,000 (which is based on the average closing prices for Telkonet common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the NTC acquisition that were in good standing at that time. The number will be determined within 120 days of the closing. The stock certificates representing Telkonet common stock, and $510,000 of the cash consideration were paid to an escrow agent to be released after the final determination of the number of subscriber accounts in good standing acquired at closing. The consideration from escrow was released in October 2007.

The acquisition of Newport was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of Telkonet’s common stock issued as a part of the acquisition was determined based on the average closing prices for Telkonet common stock for the ten trading days immediately prior to the closing date. The results of operations for Newport have been included in the Consolidated Statements of Operations since the date of acquisition.  The components of the purchase price were as follows:

As Reported
Telkonet’s Common stock	$1,530,000
Cash	1,020,000
Direct acquisition costs	98,294
Total Purchase Price	$2,648,294

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Cable equipment and installations	$668,107
Subscriber lists	1,980,187
Total assets acquired	2,648,294
Total liabilities assumed	-
Net assets acquired	$2,648,294

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of management’s valuation to accurately evaluate this allocation. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was preliminarily valued and could also change significantly pending the completion of management’s appraisal at $1,980,187 with an estimated useful life of eight years.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the MST and NTC businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of MST for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of MST’s future results.

	Nine Months Ended
	September 30,
	Proforma	Proforma
	2007	2006

Product revenue	$261,039	$986,441
Rental revenue	2,606,085	1,920,370
Total revenues	2,867,124	2,906,811

Net (loss)	$(5,170,727)	$(2,947,138)
Basic (loss) per share	$(0.18)	$(0.10)
Diluted (loss) per share	$(0.18)	$(0.10)

NOTE C - INTANGIBLE ASSETS

At September 30, 2007, intangible assets are stated at their estimated fair market value (determined June 8, 2006), less amortization from January 31, 2006 to September 30, 2007. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company.

Total identifiable intangible assets acquired and their carrying values at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total Amortized Identifiable Intangible Assets	2,463,927	(282,325)	2,181,602	-
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(282,325)	$2,181,602	$-

Total identifiable intangible assets acquired and their carrying values at September 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists - Newport	$1,980,187	$(49,008)	$1,931,179	$-	8.0
Subscriber lists - Telkonet	2,463,927	(513,318)	1,950,609	-	8.0

Total Amortized Identifiable Intangible Assets	4,444,114	(562,326)	3,881,788	-
Unamortized Identifiable Intangible Assets:	None
Total	$4,444,114	$(562,326)	$3,881,788	$-

Total amortization expense charged to operations for the nine months ended September 30, 2007 was $280,001. Estimated amortization expense as of September 30, 2007 is as follows:

Fiscal
October 1 - December 31, 2007	$135,807
2008	543,228
2009	543,228
2010	543,228
2011	543,228
2012 and after	1,573,069
Total	$3,881,788

The Company maintained intangible assets of $42,688, net of $20,812 accumulated amortization until January 31, 2006. The amortization expense for January 2006 amounted to $353. The asset was amortized over a 15 year period and subsequently included in the value of the subscriber list asset as of the January 31, 2006 acquisition by Telkonet.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at September 30, 2007 and December 31, 2006 consists of the following:

	2007	2006
Leasehold Improvements	$264,169	169,636
Office Fixtures and Furniture	106,928	98,878
Total	371,097	268,514
Accumulated Depreciation	(72,418)	(37,683)
	$298,679	230,831

Depreciation expense included as a charge to income was $13,433 and $9,892 compared to $34,735 and $30,543 for the three and nine months ended September 30, 2007 and 2006, respectively. At January 31, 2006, the Telkonet acquisition date, the Company was obligated to adjust the property, plant and equipment to net book value resulting in a write-down of accumulated depreciation (see Note A).

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

Equipment maintained for customers under Cable Equipment and Installations is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are three to ten years. Cable equipment and installations at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
Cable equipment and installations	$5,317,573	$3,684,237
Less: accumulated depreciation	(831,615)	(344,045)
Capitalized equipment, net of accumulated depreciation	4,485,958	3,340,192
Less: estimated reserve for residual values	-	-
Capitalized Cable equipment and installations, net	$4,485,958	$3,340,192

Depreciation expense included as a charge to income was $200,226 and $101,845 compared to $487,570 and $235,570 for the three and nine months ended September 30, 2007 and 2006, respectively. At January 31, 2006, the Telkonet acquisition date, the Company was obligated to adjust the cable equipment and installations to net book value resulting in a write-down of accumulated depreciation (see Note A).

The following is a schedule by years of minimum future rentals under bulk services of non-cancelable operating agreements as of September 30, 2007:

2007 (three months)	$103,440
2008	413,760
2009	413,760
2010	385,818
2011	315,934
Thereafter	332,230
$1,964,942

NOTE F - LONG-TERM INVESTMENTS

Interactivewifi.com, LLC

MST maintains an investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at September 30, 2007. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York through a joint venture with MST. MST accounted for this investment under the cost method, as MST does not have the ability to exercise significant influence over operating and financial policies of the investee. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of MST’s investment in Interactivewifi.com amounted to $54,803 as of September 30, 2007 and December 31, 2006.

NOTE G- SENIOR CONVERTIBLE DEBENTURES

A summary of convertible promissory notes payable at September 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010	$6,576,350		$-
Original Issue Discount - net of accumulated amortization of $175,450 and $0 at September 30, 2007 and December 31, 2006, respectively.	(350,900)		-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $57,840 and $0 at September 30, 2007 and December 31, 2006, respectively.	(809,765)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $57,840 and $0 at September 30, 2007 and December 31, 2006, respectively.	(809,765)		-

Total	$4,605,920		$-
Less: current portion	-		-
	$4,605,920	$

Aggregate maturities of long-term debt as of September 30, 2007 are as follows:

Twelve months ended September 30	Amount
2007
2008
2009
2010	$6,576,350
$6,576,350

During the nine months ended September 30, 2007, the Company issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 12 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of common stock, subject to certain limitations. Additionally, the holders of the Debentures have a security interest in all of the Company’s assets and those of its subsidiaries. As as result, if the Company defaults under its obligations to the Debenture holders, the Debenture holders could foreclose its security interest and liquidate some or all of these assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $867,605 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the period ended September 30, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (three years) as interest expense.

In connection with the placement of the Debentures, the Company has also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of our common stock at an exercise price of $1.00 per share. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $867,605 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

In connection with the issuance of the Debentures, we incurred placement fees of $423,500. Additionally, we issued such agents five-year warrants to purchase 708,222 shares of common stock at an exercise price of $1.00.

The Company amortized the debt discount to the Debentures for the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $57,840 for the period ended September 30, 2007.

Registration Rights Liquidated Damages

On May 24, 2007, the Company completed a private placement of units, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 per share, for total net proceeds of $2,694,020.  Additionally, the Company also sold senior convertible debentures for total proceeds of $6,050,000.  The debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock.  In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of the Company’s common stock at an exercise price of $1.00 per share.

The Company agreed to file a “resale” registration statement with the SEC within 60 days after the final closing of the private placement and the issuance of the debentures covering all shares of common stock sold in the private placement and underlying the debentures, as well as the warrants issued in connection therewith. The Company has agreed to use best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the debentures.

In addition, with respect to the shares of common stock sold in the private placement and underlying the warrants, the Company agreed to maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) 18 months after the date of the closing of the private placement or (ii) the date on which all securities registered under the registration statement (a) have been sold, or (b) are otherwise able to be sold pursuant to Rule 144, at which time exempt sales may be permitted for purchasers of the units, subject to the Company’s right to suspend or defer the use of the registration statement in certain events.

On September 21, 2007, we received approval from the requisite number of purchasers of the units and the convertible debentures to extend the deadline for causing the “resale” registration statement to be declared effective by the SEC to November 21, 2007.

In the event that such registration statement is not declared effective by the Securities and Exchange Commission on or before November 21, 2007, we will be obligated to pay liquidated damages to the purchasers of the units and the convertible debentures equal 1% of their $9,128,717 purchase price for each month of delinquency commencing from the original effectiveness date of September 21, 2007, with respect to the units and September 22, 2007, with respect to the convertible debentures.

In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $500,000 as of September 30, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

NOTE H - NOTE PAYABLE

	September 30, 2007	December 31, 2006
Note payable in monthly installments of $546 with no interest; mature in January 2008. The note is collateralized by transportation equipment.	$2,184	$7,102

Less: current portion	2,184	6,555

Amount Due After One Year	$-	$547

NOTE I - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2007 and December 31, 2006, the Company had no preferred stock issued and outstanding. The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2007, and December 31, 2006, the Company had 29,386,552 and 15,000,000 shares of common stock issued and outstanding, respectively.

On May 22, 2007, MST entered into a Merger Agreement, whereby it was merged into Fitness Xpress, and MST, as the surviving corporation, became a wholly-owned subsidiary of Fitness Xpress. Pursuant to the Merger Agreement, Fitness Xpress’ name was changed to MSTI Holdings, Inc (“MSTI”).

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

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.65	4,278,000	9.7	$0.65	381,500	$0.65
	4,278,000	9.7	$0.65	381,500	$0.65

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	-	$-
Granted	4,278,000	0.65
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2007	4,278,000	$0.65

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

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

Total stock-based compensation expense recognized in the consolidated statement of losses for the nine months ended September 30, 2007 was $173,967, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested at September 30, 2007 is $0.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the private placement of common stock and convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	8,957,626	4.9	$1.00	8,957,626	$1.00
	8,957,626	4.9	$1.00	8,957,626	$1.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	-	$
Granted	8,957,626		1.00
Exercised	-		-
Canceled or expired	-		-
Outstanding at September 30, 2007	8,957,626		$1.00

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

NOTE K - RELATED PARTY TRANSACTIONS

We have a co-marketing agreement with Telkonet. We have made payments of $3,510 and $14,380 and $66,207 and $136,035 to Telkonet pursuant to the terms of this agreement in the three and nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007 and 2006, the Company has a balance due to Telkonet, Inc., our majority owned parent company, in the amount of $236,947 and $5,603,310, respectively, for loans made to the Company. The loans between the companies relate to acquisition related consideration, professional fees, shares administrative and other operating matters. The loans are unsecured and bear interest at the prime rate calculated monthly. In connection with the Merger, $5,000,000 of such indebtedness was converted into 5,000,000 shares of our common stock at a conversion prime of $1.00 per share.

On August 17, 2005, the Company issued a non-interest bearing demand promissory note in the amount of $100,000 due to Frank Matarazzo, MST’s Chief Executive Officer, evidencing his $100,000 loan to the Company. On May 10, 2007, the Company issued an additional non-interest bearing demand promissory note in the amount of $60,000 to Mr. Matarazzo, evidencing an additional loan by him in such amount. Both notes were repaid in full in July 2007. An estimated $261,517 income tax receivable due to the Company for certain carry-back tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo.

In February 2006, the Company entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for consulting services for which GTI is paid a fee of $10,000 per month. GTI is 100% owned by Eileen Matarazzo, the sister-in-law of MST’s Chief Executive Officer.

NOTE L - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

MST presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010. MST rents office space from 25 River Drive South Urban Renewal Co. This lease will expire in December 2009.

Commitments

Effective January 1, 2007, the Company entered into a license and right of entry agreement with Hudson Conduit Associates, LLC for the right use a certain conduit. In accordance with the agreement, the Company shall pay annual license fees of $30,000 for the initial term of the agreement. The initial term of this agreement shall expire on December 31, 2016 with the option to renew and extend the term for two additional five year periods.

The Company leases telecommunication lines and equipment under noncancelable leases. The leases generally require fixed monthly payments plus variable amounts based on usage.

Commitments for minimum rentals under non cancelable leases at September 30, 2007 are as follows:

2007 (three months)	$44,264
2008	177,056
2009	177,056
2010	72,450
2011 and thereafter	180,000
Total	$650,826

Rental expenses charged to operations for the three and nine months ended September 30, 2007 and 2006 are $25,507 and $20,691 compared to $65,881 and $62,073, respectively.

Contingencies

Comcast of Jersey City LLC has petitioned the City of Jersey City Board of Public Utilities (“BPU”) for access to certain buildings that currently receive telephone and internet services from the Company. In prior years, BPU has adopted decisions granting such access to various buildings served by the Company. Newport Associates Development Co. has appealed these decisions, however, Comcast has been a second supplier of internet service in certain buildings since 2003. In March 2007, BPU in two separate decisions, granted Comcast access to two additional buildings known as Pacific and Abraham Lincoln.

The owners of other buildings served by the Company have received written requests from Comcast for access to said buildings to construct and install facilities to serve the residents therein.

The Company is subject to other litigation in the normal course of business. Management does not believe these matters will have a material adverse effect on the financial position or results of operations.

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

NOTE M - EMPLOYEE BENEFIT PLAN

The Company maintains a Profit Sharing and Retirement Savings Plan for qualified employees. The expense for these benefits was $11,695 for the period ending September 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion should be read in conjunction with the accompanying financial statements and related notes thereto for the three and nine months ended September 30, 2007 and 2006. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report. Our actual results may differ materially.

Overview

We are a carrier class communications technology company that specializes in providing true Quad-Play services to MTU and MDU residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and Wi-Fi access. We are also a national ISP and offer a suite of ancillary services including the design, installation and service of satellite and IP based video conferencing and surveillance systems.

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

On May 24, 2007, the Company completed a merger transaction with Fitness Xpress, Inc. ("FXS"), an inactive publicly registered shell corporation with no significant assets or operations. As a result of the merger, there was a change in control of the public entity. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure.

On July 18, 2007, the Company acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“NTC”), relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the NTC acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of the Company’s common stock, equal to $1,530,000 ( which is based on the average closing prices for the Company common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments.

We have incurred substantial operating losses. As of September 30, 2007, our accumulated deficit was $7,369,652 and the total stockholders’ equity was $5,870,558. Losses have principally occurred as a result of the substantial resources required for the development of our “Quad-Play” infrastructure and support and administrative facilities. We expect to continue to incur operating losses as the anticipated subscriber growth absorbs the current resources.

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006

Revenues. During the three and nine months ended September 30, 2007, we had revenues of $774,931 and $1,765,095 as compared to revenues of $484,616 and $1,401,793 during the three and nine months ended September 30, 2006, an increase of approximately 60% and 26%, respectively. This increase is a result of the net subscriber portfolio growth for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. Additionally, revenue for the three months ended September 30, 2007 increased by approximately $300,000 related to the acquisition of 1,900 subscribers from Newport Telecommunications Co. in July 2007. We anticipate an increasing trend in subscriber revenue through the installation of new buildings under contract and the subsequent subscriptions sold, as well as through acquisitions similar to Newport.

Cost of Sales. During the three and nine months ended September 30, 2007, we had cost of sales of $871,804 and $2,431,254 as compared to cost of sales of $614,199 and $1,625,519 during the three and nine months ended September 30, 2006, an increase of 42% and 50%, respectively. Our costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue. The capitalized cable equipment and installation costs are depreciated over the lease term and include equipment and installation labor. The non-cash depreciation expense of the cable equipment and installation costs are included in cost of sales for the three and nine months ended September 30, 2007 and 2006 in the amount of $200,226 and $487,570 compared to $101,845 and $235,570, respectively.

Gross Profit (Loss). The gross margins increased by $32,710 for the three months ended September 30, 2007 when compared to the prior year period, but decreased by $442,433, for the nine months ended September 30, 2007 compared to the prior year period. The increase during the three months ended September 30, 2007 was primarily due to the acquisition of additional subscriber revenue from Newport Telecommunications. The decrease during the nine months ended September 30, 2007 was primarily due to the intense competition for our services in the New York area, and our inability to negotiate profitable vendor agreements for cable programming fees. Until we are able to negotiate favorable terms with our vendors, we expect to see fluctuating margins for the foreseeable future.

Operating Loss. Operating expenses, which consists of sales and marketing expenses, depreciation and general and administrative costs, totaled $1,675,579 and $3,558,194 during the three and nine months ended September 30, 2007 as compared to $725,801 and $2,356,326 during the three and nine months ended September 30, 2006, respectively. Operating loss was $1,772,452 and $4,224,353 during the three and nine months ended September 30, 2007 as compared to $855,384 and $2,580,052 during the three and six months ended September 30, 2006, respectively.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses which consist of commissions, salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $1,399,738 and $3,064,031 during the three and nine months ended September 30, 2007 as compared to $725,801 and $2,356,326 during the three and nine months ended September 30, 2006, respectively. This increase is primarily attributable to an overall increase in administrative costs compared to the prior period. Our management believes that our expenses will continue to increase as sales continue to grow and additional staff is added to support our growth initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expense totaled $144,900 and $320,196 during the three and nine months ended September 30, 2007, as compared to $74,423 and $240,853 during the three and nine months ended September 30, 2006, respectively.

Net Loss. We had a net loss of $2,458,710 and $5,147,982 for the three and nine months ended September 30, 2007 as compared to $623,362 and $2,920,302 for the three and nine months ended September 30, 2006, respectively. The increased loss is attributable to the build-out of the support infrastructure and the increase in non-cash depreciation related to installing new and retrofitting properties to capitalize on future, subscriber based revenue opportunities. Our management believes that net losses will continue as we make required additions to sales, engineering, administration, and our customer support infrastructure in order to generate additional revenue through subscriber growth.

Liquidity and Capital Resources

Our working capital increased by $5,501,689 during the nine months ended September 30, 2007 from a working capital deficit of $(6,481,388) at December 31, 2006 to a working capital deficit of $(979,699) at September 30, 2007. The increase in working capital for the nine months ended September 30, 2007, is due to a combination of factors, of which the significant factors are that cash had a net increase of $1,084,154, and a reduction of $5,366,363 from loans due to Telkonet for working capital provided in prior periods. The most significant uses and proceeds of cash are as follows:

•	Approximately $2,826,000 of cash consumed directly in operating activities;

•	Approximately $965,000 was expended on net purchases of cost of cable equipment and installations and fixed assets; and

•	A private placement and sale of debentures for net proceeds of approximately $2,694,000 and $5,303,000, respectively.

As of September 30, 2007 and December 31, 2006, we had cash and cash equivalents of $1,198,622 and $114,468, respectively.

As of September 30, 2007 and 2006, the Company has a balance due to Telkonet, Inc., our majority owned parent company, in the amount of $236,947 and $5,603,310, respectively. The loans between the companies relate to acquisition related consideration, professional fees, shares administrative and other operating matters. In connection with the Merger, $5,000,000 of such indebtedness was converted into 5,000,000 shares of our common stock at a conversion price of $1.00 per share. The loan balance as of September 30, 2007 includes the $1,530,000 consideration of Telkonet, Inc. common stock transferred to the Company in conjunction with the acquisition of Newport Telecommunications Co. on July 18, 2007. The loan balance as of November 14, 2007 amounted to approximately $1,344,000 due to Telkonet, Inc. The loans are unsecured and bear interest at the prime rate calculated monthly.

Proceeds from the issuance of common stock

During the nine months ended September 30, 2007, the Company completed a private placement resulting in proceeds of approximately $2,694,000.

Convertible Senior Debentures and Registration Rights Liquidated Damages

On May 24, 2007, the Company completed a private placement of units, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 per share, for total net proceeds of $2,694,020.  Additionally, the Company also sold senior convertible debentures for total proceeds of $6,050,000.  The debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock.  In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of the Company’s common stock at an exercise price of $1.00 per share.

The Company agreed to file a “resale” registration statement with the SEC within 60 days after the final closing of the private placement and the issuance of the debentures covering all shares of common stock sold in the private placement and underlying the debentures, as well as the warrants issued in connection therewith. The Company has agreed to use our best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the debentures.

In addition, with respect to the shares of common stock sold in the private placement and underlying the warrants, the Company agreed to maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) 18 months after the date of the closing of the private placement or (ii) the date on which all securities registered under the registration statement (a) have been sold, or (b) are otherwise able to be sold pursuant to Rule 144, at which time exempt sales may be permitted for purchasers of the units, subject to the Company’s right to suspend or defer the use of the registration statement in certain events.

On September 21, 2007, we received approval from the requisite number of purchasers of the units and the convertible debentures to extend the deadline for causing the “resale” registration statement to be declared effective by the SEC to November 21, 2007.

In the event that such registration statement is not declared effective by the Securities and Exchange Commission on or before November 21, 2007, we will be obligated to pay liquidated damages to the purchasers of the units and the convertible debentures equal 1% of their $9,128,717 purchase price for each month of delinquency commencing from the original effectiveness date of September 21, 2007, with respect to the units and September 22, 2007, with respect to the convertible debentures.

In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $500,000 as of September 30, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

We will need to raise additional capital in the future to fund our operating needs. We expect that the funds from the Private Placement and the issuance of the Debentures will fund our operations through the remainder of the year, assuming the Company is not required to pay the liquidated damages. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our services, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cashflow analysis

Net Cash Used In Operating Activities. Cash utilized in operating activities was $(2,825,722) for the nine months ended September 30, 2007 as compared to $(1,185,786) for the nine months ended September 30, 2006. The increase was primarily due to an increase in direct costs and operating expenses related to operations.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $(2,186,106) for the nine months ended September 30, 2007 compared to $(2,485,279) for the nine months ended September 30, 2006. Approximately $965,000 and $1,813,000 was used during the nine months ended September 30, 2007 and 2006, respectively to build the infrastructure that we expect will generate future subscriber revenue. Additionally, approximately $1,118,000 was used to acquire the assets of Newport Telecommunications Co., including acquisition costs, during the nine months ended September 30, 2007.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $6,095,982 for the nine months ended September 30, 2007, as compared to $3,827,394 for the nine months ended September 30, 2006. The reason for this increase was the need to fund the investment in operations and infrastructure. The Company raised $5,303,238 through the sale of debentures, and $2,694,020 through the sale of common stock, during the nine months ended September 30, 2007. The proceeds of the financing activities were offset by repayment of debt principal to Telkonet of $1,896,363 during the nine months ended September 30, 2007.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6,576,350	-	6,576,350	-	-
Capital Lease Obligations	$-	-	-	-	-
Operating Lease Obligations	$650,827	44,264	354,113	102,450	150,000
Purchase Obligations (Note 1)	$693,224	693,224			-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP					-
Total	$7,920,401	737,488	6,930,463	102,450	150,000

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of September 30, 2007, the Company had accrued an estimated penalty.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MSTI HOLDINGS, INC.

Dated: November 14, 2007	By:	/s/ Frank T. Matarazzo
Frank T. Matarazzo Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.