Form 10KSB
period 2007-12-31
MSTI Holdings, Inc.
filed 2008-04-15
CIK 1372305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52862

MSTI Holdings, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	26-0240347
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

259-263 Goffle Road Hawthorne, New Jersey	07506
(Address of Principal Executive Offices)	(Zip Code)

(973) 304-6080
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007, were $2,675,750.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.40 on April 9, 2008 was $3,766,369.

As of April 1, 2008, there were 29,816,552 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

MSTI HOLDINGS, INC.
FORM 10-KSB

PART I

Forward-Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plan and objectives for future operations and any statement of assumptions underlying any of the foregoing. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties are outlined in “Risk Factors” below.

Item 1. DESCRIPTION OF BUSINESS

Corporate History

Prior to May 24, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. We were incorporated in the State of Nevada on February 10, 2006 as Fitness Xpress Software, Inc. On May 18, 2007, we merged with and into our wholly-owned Delaware subsidiary, for the sole purpose of changing our state of incorporation to Delaware. On May 24, 2007, Microwave Acquisition Corp., a newly formed wholly-owned subsidiary of ours, merged with and into a private company, Microwave Satellite Technologies, Inc. (“MST”), which was incorporated in the State of New Jersey in 1982. In January 2006, Frank T. Matarazzo, our Chief Executive Officer and then sole stockholder of MST, sold a 90% interest in MST to Telkonet, Inc.

Upon closing of the merger, MST became a wholly-owned subsidiary of ours and we succeeded to MST’s line of business as our sole line of business. Following the merger, we changed our name from Fitness Xpress Software, Inc. to MSTI Holdings, Inc.

In May 2007, we consummated a private placement of units, consisting of 5,597,664 shares of our common stock and warrants to purchase an additional 2,798,836 shares of our common stock, and a private placement of 8% secured convertible debentures due April 30, 2010 (the “Debentures”), for aggregate gross proceeds of approximately $9.1 million.

On July 18, 2007, we acquired substantially all of the assets of Newport Telecommunications Co., including approximately 1,900 new subscribers.

Overview

We are a carrier class communications technology company that specializes in providing true quadruple play (“Quad-Play”) services to multi-tenant unit (“MTU”) and multi-dwelling unit (“MDU”) residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and wireless fidelity (“Wi-Fi”) access. We are also a national internet service provider (“ISP”) and offer a suite of ancillary services including the design, installation and service of satellite and Internet Protocol (“IP”) based video conferencing and surveillance systems.

Our principal executive offices are located at 259-263 Goffle Road, Hawthorne, New Jersey 07506 and our telephone number is (973) 304-6080. Our reports filed with the SEC can be found at our website at www.mst-online.com. Information on or accessed through our website is not incorporated into, and is not a part of, this Annual Report.

NuVisions™

We currently offer digital television service through DISH Network, a national satellite television provider, under our private label NuVisions™ brand of services. The NuVisions TV offering includes over 500 channels of video and audio programming, with a large high definition (more than 40 channels) and ethnic (over 100 channels from 17 countries) offering. We also offer NuVisions Broadband high speed internet service and NuVisions Digital Voice telephone service to multi-family residences and commercial properties. We deliver broadband based services using terrestrial fiber optic links and in February 2005 began deployment in New York City of a proprietary wireless gigabit network that connects properties served in a redundant gigabit ring - a virtual fiber optic network in the air.

Wi-Fi Network

We have constructed a large NuVisions Wi-Fi footprint in New York City intended to create a ubiquitous citywide Wi-Fi network. NuVisions Wi-Fi offers Internet access in the southern-half of Central Park, Riverside Park from 60th to 79th Streets, Dag Hammarskjold Plaza, and the United Nations Plaza. In addition, we provide NuVisions Wi-Fi service in and around Trump Tower on Fifth Avenue, Trump World Tower on First Avenue, the Trump Place properties located on Riverside Boulevard, Trump Palace, Trump Parc, Trump Parc East as well as portions of Roosevelt Island surrounding the Octagon residential community. We currently have plans to deploy additional Wi-Fi “Hot Zones” throughout New York City and plan to continue to enlarge our Wi-Fi footprint as new properties are served.

Internet Protocol Television (“IPTV”)

In fourth quarter of 2006, we invested in an IPTV platform to be deployed in May 2008. IPTV is a method of distributing television content over IP that enables a more user-defined, on-demand and interactive experience than traditional cable or satellite television. The IPTV service delivers traditional cable TV programming and enables subscribers to surf the Internet, receive on-demand content, and perform a host of Internet-based functions via their TV sets.

PLC Technology

With a combined set of technology and services solutions, we have created and deliver a platform of bundled IP services utilizing power line communications technology, or PLC. Current services that utilize PLC include high speed Internet and VoIP telephone. Our current plans include the further development and deployment of energy management services and building control solutions, building surveillance/security, and eConcierge using PLC technology.

Customers/Strategy

Our customer base and strategy is to target and cultivate a subscriber base that will demand high margin products, including, video, IPTV, VoIP, high-speed Internet and Wi-Fi services.

We currently maintain service agreements with approximately 22 MDU and MTU properties. Generally, under the terms of a service agreement, we provide either (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee. These agreements typically include a revenue sharing arrangement with property owners, whereby the property owner is entitled to a share of the revenues derived from subscribers who reside at the MDU/MTU property. These revenue sharing arrangements are either based upon a fixed amount per subscriber or based on a percentage, typically between 7-10%, of the monthly revenue we receive from subscribers for our services. We believe that our complementary products and services allow for future growth and as such are designed and integrated with scalability in mind.

Services

Video

Our video service currently offers over 500 channels in a variety of packages which are tailored to suit specific individual needs. We transmit signals through the air using microwave/satellite technology, or through a fiber optic network, designed to provide superior reception to that of traditional cable TV companies that relay signals through coaxial cable. Some important features of our video services include:

•	one of the largest selections of HDTV programming

•	large ethnic TV offering with over 17 different countries represented

•	custom designed channel line-ups

•	flexible pricing plans for basic and premium packages

•	community bulletin board channels

•	building closed circuit TV (“CCTV”) surveillance/security channels

•	multiple pay-per-view channels

•	24 hour a day-365 days a year customer service

•	interactive TV guide

•	fully addressable system eliminating the need for technicians to gain access to apartments for service changes

Internet Protocol Television

In addition to traditional video, we currently intend to offer our IPTV platform. IPTV is an emerging TV delivery technology that provides an interactive experience. We believe that IPTV will offer a virtually unlimited selection of programming and on-demand content, including HD video. In addition, we believe that we will have the ability to offer new value-added and bundled services, enabling subscribers to surf the Internet, receive on-demand content, and perform a host of Internet-based functions via their TV sets, as these services become available without having to re-engineer the network.

IPTV covers both live TV (multicasting) as well as stored video (video on demand-VOD). The playback of IPTV requires either a personal computer or a “set-top box” connected to a TV.

An IP-based platform provides the opportunity for an interactive and personalized TV viewing experience. We may, for example, include an interactive program guide that allows viewers to search for content by title or actor’s name, or a picture-in-picture functionality that allows them to “channel surf” without leaving the program they are watching. Viewers may be able to look up a player’s stats while watching a sports game, or control the camera angle. They also may be able to access photos or music from their PC on their television, use a wireless phone to schedule a recording of their favorite show, or even adjust parental controls so their child can watch a documentary for a school report, while they’re away from home.

Our roll-out, currently planned for second quarter of 2008, of an IP-based network also provides us the opportunity for integration and convergence. Converged services imply interaction of existing services in a seamless manner to create new value added services. An example of such integration and conversion is On-Screen Caller ID, getting Caller ID on TV and the ability to process (send to voice mail, etc.). IP-based services will help us provide consumers anytime-anywhere access to content over their televisions, PCs and cell phones, and to integrate services and content. Within businesses and institutions, IPTV may eliminate the need to run a parallel infrastructure to deliver live and stored video services.

We presently purchase all of our video programming from EchoStar Satellite, LLC (“EchoStar”). We pay EchoStar a monthly license fee based on the number of our customers, subject to volume discounts and monthly programming costs. We may enter into agreements with other program suppliers in the future in connection with the deployment of IPTV.

In connection with the roll out of IPTV, we currently expect to enter into an agreement with a leading content aggregator and IPTV transport company to aggregate video and audio channel programming from cable television satellite transmissions and re-transmit them to our facilities for a monthly fee based upon the number of our IPTV customers.

Digital Voice/VoIP

Our digital voice service offering utilizes the underlying VoIP protocol but does not traverse the Internet in the same manner as traditional VoIP providers. No special equipment or Internet connection is required to use our digital voice service. A customer’s ordinary analog phone and existing copper wires in the building are utilized with the conversion of analog to IP taking place in a building’s main telephone room. The traffic is carried “on network” to NuVisions voice partners. Customers are provided with utmost functionality typically found in traditional regional Bell operating company (RBOC) architecture. Unlike many other VoIP providers, since our service does not rely on the public Internet, NuVisions Digital Voice can fully control quality of service in the network.

We currently offer one consumer voice service and have plans to offer in the future a business VoIP service. Special features of NuVisions Digital Voice include:

•	ability to retain existing phone number;

•	many free features including Voicemail, Call Waiting, 3-Way Calling, Caller ID with Name, and call forwarding;

•	web-portal with unified messaging, voicemail to email, custom call handling;

•	24/7 online account management;

•	new VIDEO phone service that uses broadband Internet connection;

•	unlimited calls to anywhere in the United States for a low monthly fee;

•	competitive international rates;

•	sound quality indistinguishable from a traditional phone service.

Wi-Fi, Wireless Hot Zones and Metropolitan Wide Area Wireless Network

Through a joint venture with Global Transport Logistics, Inc. (“GTLI”), we formed Interactivewifi.com to build and operate a large Wi-Fi network in New York City in 2006 and have deployed several new wide-areas “Hot Zones” in 2007. We currently plan to continue to expand “Hot Zone” coverage around the City. Consumers pay an hourly or monthly fee for internet access in these Interactivewifi.com wireless “Hot Zones,” or have free access to selected New York City government websites.

Under this joint venture arrangement, we contributed capital for purchase and deployment of network control equipment and wireless access points, as well as for development and deployment of the software system by which users access the Wi-Fi network, pay for service via credit card, and by which we control bandwidth utilization and hours of usage by individual subscribers. Under the joint venture, Interactivewifi.com pays us a fee for the bandwidth utilized by users of the Wi-Fi network, which we deliver to Interactivewifi.com over our Metropolitan Wide Area Network. In addition, our NuVisions high speed internet subscribers are given free access to the Interactivewifi.com “Hot Zones.”

The Interactivewifi.com Wi-Fi network currently offers Internet access in the southern-half of Central Park, Riverside Park from 60th to 79th Streets, Dag Hammarskjold Plaza, and the United Nations Plaza. In addition, Wi-Fi service is available in and around Trump Tower on Fifth Avenue, Trump World Tower on First Avenue, the Trump Place properties owned by Equity Residential and Extell Corporation located on Riverside Boulevard, Trump Palace, Trump Parc, Trump Parc East as well as portions of Roosevelt Island surrounding the Octagon residential community.

Our Metropolitan Wide Area Network, a gigabit network that connects the MTU/MDU properties that we serve in a redundant gigabit ring within New York City, delivers our NuVisions internet, telephone and, in the near future, IPTV services, to these properties. This Network is built with carrier grade Gigabit Ethernet microwave equipment and is the foundation of a resilient network which delivers broadband signals from building-to-building, and connects to broadband networks, including Telkonet PLC technology, installed within the building. From each property that we connect in our Metropolitan Wide Area Network, Interactivewifi.com deploys wireless access points, offering Wi-Fi access in the common areas and geographic areas surrounding these properties, which expands the Wi-Fi network’s coverage.

Expansion of the Metropolitan Wide Area Network and the Interactivewifi.com network within New York City allows us to offer consumers paid-for access and value-added features, bringing us one step closer to our goal of digital convergence. We offer our customer freedom from the traditional wired connections offered by many of our competitors. Not only does our NuVisions high-speed Internet subscription give mobility within a home or property by allowing connection to any electrical outlet in the property for Internet service, it also gives subscribers free access to the Internet in the expanding Wi-Fi network throughout New York City. We currently plan to deploy additional “Hot-Zones” in and around New York City, which will allow Wi-Fi Internet access to the network within the parks, common areas and properties served by our NuVisions brand. High speed wireless “Hot Zones” will provide Internet connections at speeds 100 times greater than 56k modem, without busy signals and disconnects during peak usage times.

In addition, Interactivewifi.com has agreements with premier wireless network aggregators including iPass and Boingo. Pursuant to these agreements, customers of the wireless network aggregators can gain access to the Interactivewifi.com network using their account with the wireless network aggregator. Each time one of their customers connects to our network Interactivewifi.com charges the wireless aggregator a fixed fee per connection and Interactivewifi.com pays us a fee for the bandwidth utilized by the customer of the wireless aggregator.

Power Line Communications (PLC)

Using PLC technology products allows us to provide connectivity over a property’s existing electrical wiring and infrastructure without costly installation of additional wiring or major disruption of business activity.

The benefits of PCL include:

•	secure data transmission;

•	Secure Telkonet iBridge™- to-Gateway architecture ensures no user can see other users on the network;

•	data is secure from outside intrusion;

•	data is encrypted with 56-bit Data Encryption Standard;

•	no wireless connectivity or RF interference issues; and

•	the convenience of wireless with the security of a wired solution

Through a co-marketing agreement, we leverage PLC technology from Telkonet in our properties to deliver our diverse range of services through the properties’ existing electrical infrastructure. We currently expect to enter into a new agreement with Telkonet that will give us the right to offer its PLC technology in the New York metropolitan area on terms favorable to us.

eConcierge

Our eConcierge service was launched in January 2008, and will be marketed under our eConcierge brand name. The eConcierge solution will enable seamless communication between residents and building management, provide information about neighborhood services and offer access to amenities through a computer or simple touch-screen tablet interface. The system can also be utilized for internal control of individual apartment systems and functions such as lighting, temperature, and other IP enabled devices and systems. Advertising space on the portal will be offered to local merchants and residents that register on the portal will be given a card that can be used to receive discounts from merchant advertisers.

Other eConcierge service features may include:

•	messaging system and chat among residents and staff

•	exclusive local and online discounts for building residents

•	calendar of local events and building news

•	lists and reviews of service providers such as tutors, babysitters and housekeepers

•	building marketplace

•	butler service for instant requests to staff

•	online building services sign-up

•	community based/ building specific

•	advertising revenue w/real time back-end

•	unique to our service/tied to building management

•	discount cards/ ID cards

Energy Management

Energy management services are also implemented as part of a suite of bundled managed services giving building owners, managers, and residents the capabilities to monitor, control and adjust energy usage throughout a building using the same PLC technology that is currently being used to deliver the other services offered in residential, commercial, and hotel properties. We have installed one energy management system at the Octagon, a 500-unit luxury apartment complex on New York City’s Roosevelt Island. This service is still in its early stages and requires further development.

Competition

The home entertainment and video programming industry is competitive, and we expect competition to intensify in the future. We face our most significant competition from the franchised cable operators. In addition, our competition includes other satellite providers, telecom providers and off-air broadcasters.

Hardwired Franchised Cable System

Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. However, satellite services are gaining market share which we believe will provide us with the opportunity to acquire and consolidate a subscriber base by providing a high quality signal at a comparable or reduced price to many cable operators' current service.

Other Operators

Our next largest competitors are other operators who build and operate communications systems such as satellite master antenna television systems, commonly known as SMATV, or private cable headend systems, which generally serve condominiums, apartment and office complexes and residential developments. We also compete with national direct broadcast satellite (DBS) operators such as EchoStar.

Off-Air Broadcasters

A majority of U.S. households that are not serviced by cable operators are serviced only by broadcast networks and local television stations (“off-air broadcasters”). Off-air broadcasters send signals through the air, which are received by traditional television antennas. Signals are accessible to anyone with an antenna and programming is funded by advertisers. Audio and video quality is limited and service can be adversely affected by weather or by buildings blocking a signal.

Traditional Telephone Companies

Traditional telephone companies such as Verizon and AT&T have recently diversified their service offerings to compete with traditional franchised cable companies in a triple-play market. Although their subscriber growth is currently smaller than franchise cable companies, these traditional phone companies are developing video offerings such as Verizon's FIOS product. These phone companies have in the past also been resellers of DIRECTV and EchoStar video programming, however, rarely in the multi-dwelling unit market. In the future, video offerings from traditional phone companies may become a significant competitor in the MDU market.

Market

Cable television began in 1948 as an alternate television service to households where reception of over-the-air TV signals was poor and has since expanded into a multi-billion dollar industry. Once simply considered a conveyer of video programming, cable’s broadband infrastructure may provide a pipeline for delivery of new advanced services, including digital networks, video-on-demand, interactive television, high-speed Internet access and telephony.

Video Marketplace

The American television consumer can choose from a variety of multichannel video providers, from the local cable operator to national direct broadcast satellite providers and, in many markets, newer facilities-based broadband companies that offer a full range of telecommunications services. In addition, we believe that a number of the nation’s largest RBOCs are currently planning to offer video services in the future.

High-Speed Internet Marketplace

As the cost of high-speed Internet service declined and connection speeds became more important, high-speed service overtook dial-up in market share for the first time, according to the J.D. Power and Associates 2006 ISP Residential Customer Satisfaction Study. The study found that 56% of residential ISP customers subscribe to high-speed Internet service, an increase of 11% from 2005. Correspondingly, market share of dial-up service has dropped from 55% in 2005 to 44% in 2006. We believe this trend is expected to continue, as according to J.D. Power, the intent to switch service providers among dial-up customers has increased by 3% from 2005 to 21% in 2006, while switching intent among high-speed customers has essentially remained flat since 2003 at 11%.

The average amount subscribers report spending per month for high-speed Internet service has steadily decreased since 2004, down by $1.99 to $42.13 in 2006. During the same time period, the average amount dial-up service subscribers report spending has also declined, however, less significantly from $0.69 in 2004 to $18.45 per month in 2006, according to J.D. Power.

Although high-speed Internet service is still generally considerably more expensive than dial-up, we believe bundling high-speed with other products, such as telephone and video service, has made it an increasingly attractive option for many customers. However, dial-up still holds a significant portion of the market. We believe customers may be willing to pay more for faster Internet speeds, provided they receive other services for less.

We believe that the future will bring even more choice for consumers, including new broadband over power line (BPL) service that allows the delivery of IP-based broadband using the communications capabilities of the national utilities companies via the power grid. According to the United Telecom Council, there are a number of trials underway nationwide, and a small number of commercial deployments have been launched. Many cable operators have responded to this competitive marketplace by offering consumers a bundled package of their services, which has enabled them to attract new customers and retain existing subscribers.

Cable Industry Capital Expenditures

We believe that the cable industry is facing a fundamental change in industry dynamics due to accelerating capital expenditures, service saturation and slowing subscriber growth to increased competition and out-of-home media explosion, though such change may not be evident for several years.

We believe cable operators must add bandwidth capacity and speed to stay competitive since bundled high-speed data, digital video and VoIP services are attractively priced by telephone, satellite and other rival providers. We believe there is significant consumer demand for peer-to-peer communications, file-sharing and other tools for producing and delivering broadband video, and that if high-definition channel availability doubles over the next year, cable operators will need to create more room through advanced video compression, switched broadcast and node splitting.

After passage of the 1996 Telecommunications Act, cable operators aggressively tapped into capital markets to accelerate a nationwide broadband infrastructure upgrade. The cable industry’s new interactive digital service is the result of a substantial investment in state-of-the-art fiber optic networks.

Governmental Regulation

Federal Regulation

Our systems do not use or traverse public rights-of-way and thus are exempt from the comprehensive regulation of cable systems under the Federal Communications Act of 1934, as amended (the “Communications Act”). Because our systems are subject to minimal federal regulation, we have greater pricing freedom and are not required to serve any customer whom we do not choose to serve, and we believe that we have significantly more competitive flexibility than do the franchised cable systems. We believe that these regulatory advantages help to make our private systems competitive with larger franchised cable systems.

On October 5, 1992, Congress enacted the Cable Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), which imposed additional regulation on traditional franchised cable operators and permits regulation of rates in markets in which there is no “effective competition”, as defined in the 1992 Cable Act, and directed the FCC to adopt comprehensive new federal standards for local regulation of certain rates charged by traditional franchised cable operators. Conversely, the legislation also provides for deregulation of traditional hardwire cable in a given market where effective competition is shown to exist. Rates charged by private cable operators, typically already lower than traditional franchise cable rates, are not subject to regulation under the 1992 Cable Act.

In February 1996, Congress passed the Telecommunications Act of 1996 (the “1996 Act”), which substantially amended the Communications Act. The 1996 Act contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. This legislation has altered, and we believe it will continue to alter, federal, state, and local laws and regulations affecting the communications industry, including certain of the services we provide.

Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Section 111 of the Copyright Act establishes the cable compulsory license pursuant to which certain “cable systems” are entitled to engage in the secondary transmission of broadcast programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain licensing fees to the U.S. Copyright Office. Private cable operators, such as MSTI, may rely on the cable compulsory license with respect to the secondary transmission of broadcast programming. We do not expect the licensing fees to have a material adverse effect on our business.

Under the retransmission consent provisions of the 1992 Cable Act, multichannel video programming distributors, including, but not limited to, franchised and private cable operators, seeking to retransmit certain commercial television broadcast signals, notwithstanding the cable compulsory license, must first obtain the permission of the broadcast station in order to retransmit the station’s signal. However, private cable systems, unlike franchised cable systems, are not required under the FCC’s “must carry” rules to retransmit local television signals. Although there can be no assurances that we will be able to obtain requisite broadcaster consents, we believe, in most cases, we will be able to do so for little or no additional cost.

On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which amended the Satellite Home Viewer Act. SHVIA permits DBS operators to transmit local television signals into local markets. SHVIA generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming. SHVIA amends the Copyright Act and other applicable laws and regulations in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator's system providing local service in their respective markets. SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier's compliance with applicable laws, regulations and FCC rules governing the retransmission of such “local” broadcast television stations to satellite service subscribers. Noncompliance with such laws, regulations and/or FCC requirements could subject a satellite carrier to liability for copyright infringement. SHVIA was extended and re-enacted by the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”) in December of 2004.

We are not directly subject to rate regulation or certification requirements by the FCC or state public utility commissions because our equipment installation and sales agent activities do not constitute the provision of common carrier or cable television services. As a private cable operator, we are not subject to regulation as a DBS provider, but primarily rely upon our third-party programming aggregators to procure all necessary re-transmission consents and other programming rights under the Communications Act and the Copyright Act.

State and Local Cable System Regulation

We do not anticipate that our deployment of video programming services will be subject to state or local franchise laws primarily due to the fact that our facilities do not use or traverse public rights-of-way. Although we may be required to comply with state and local property tax, environmental laws and local zoning laws, we do not anticipate that compliance with these laws will have any material adverse impact on our business.

State Mandatory Access Laws

A number of states have enacted mandatory access laws that generally require, in exchange for just compensation, the owners of rental apartments (and, in some instances, the owners of condominiums) to allow the local franchise cable television operator to have access to the property to install its equipment and provide cable service to residents of the MDU. Such state mandatory access laws effectively eliminate the ability of the property owner to enter into an exclusive right of entry with a provider of cable or other broadcast services. In addition, some states have anti-compensation statutes forbidding an owner of an MDU from accepting compensation from whomever the owner permits to provide cable or other broadcast services to the property. These statutes have been and are being challenged on constitutional grounds in various states. These state access laws may provide both benefits and detriments to our business plan should we expand significantly in any of these states.

Preferential Access Right

We generally negotiate exclusive rights to provide satellite services singularly or in competition with competing cable providers, and also negotiate, where possible, “rights-of-first-refusal” to match price and terms of third-party offers to provide other communication services in buildings where we have negotiated broadcast access rights. We believe that these preferential rights of entry are generally enforceable under applicable law. However, current trends at the state and federal level suggest that the future enforceability of these provisions may be uncertain. In 2001, the FCC issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties. The FCC recently extended this prior action to prohibit carriers from entering into contracts with residential MDU owners that grant carriers exclusive access for the provision of telecommunications services to residents in those MDUs. The ban applies retroactively to existing contracts as well as to any future agreements. The FCC has also banned agreements that provide exclusive access for video services to MDUs. This ban applies retroactively to existing contracts as well as to any future agreements. The ban on exclusive video agreements does not currently apply to non-franchised entities such as ours; however, the FCC is currently considering extending the ban to such entities. While limitations on exclusivity may undermine the exclusivity provisions of our rights of entry on the one hand, they may also open up many other properties to which we could provide a competing service. There can be no assurance that future state or federal laws or regulations will not restrict our ability to offer access payments, limit MDU owners' ability to receive access payments or enter into exclusive agreements, any of which could have a material adverse effect on our business.

Regulation of the High-Speed lnternet and Wi-Fi Business

ISPs, including Internet access providers, are largely unregulated by the FCC or state public utility commissions at this time (apart from federal, state and local laws and regulations applicable to business in general). However, there can be no assurance that this business will not become subject to regulatory restraints. Also, although the FCC has rejected proposals to impose additional costs and regulations on ISPs to the extent they use local exchange telephone network facilities, such change may affect demand for Internet related services. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to Internet services would not have a material adverse effect on our business.

Regulation of the VoIP Business

IP-based voice services are currently exempt from the reporting and pricing restrictions placed on common carriers by the FCC. However, there are several state and federal regulatory proceedings further defining what specific service offerings qualify for this exemption. Due to the growing acceptance and deployment of VoIP services, the FCC and a number of state public service commissions are conducting regulatory proceedings that could affect the regulatory duties and rights of entities that provide IP-based voice applications. There is regulatory uncertainty as to the imposition of traditional retail, common carrier regulation on VoIP products and services.

Backlog

Our subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The remaining terms of the access agreements provide us access rights from 7 to 15 years with the final agreement expiring in 2016 and the revenues to be recognized under non-cancelable bulk agreements provide a minimum of $2,100,000 in revenue through 2013.

Employees

As of March 31, 2008, the Company had a total of 36 full time employees. The Company anticipates that in 2008 it may need to hire additional staff in the areas of customer support, engineering, sales and marketing, and administration.

Risk Factors

The Company’s results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-KSB. You should carefully consider all of these risks before making an investment decision.

Risks Relating to Our Business

We have a history of operating losses and expect to incur losses for the foreseeable future.

We have had a loss from operations of $8,442,412 and $3,630,495 for the fiscal years ended December 31, 2007 and 2006, respectively, and expect to incur additional losses in the foreseeable future. Our losses to date have resulted principally from:

•	costs and expenses associated with building out our network and the expansion of the services that we offer;
•	costs and expenses associated with distribution and marketing of our products;
•	general and administrative costs relating to our operations; and
•	interest expense related to our outstanding indebtedness.

Our ability to achieve profitability will depend primarily on our ability to expand the number of our commercial multi-tenant unit and residential multi-dwelling unit customers. However, we may never generate enough funds through operations to support our business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 14, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our incurring net losses and deficits in cash flows from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available. Without additional funding, we may not be able to continue to operate our business.

Even with the proceeds of the May 2007 private placement and issuance of debentures, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. The funds raised in the private placement may not be adequate to complete our current business plan. Our ultimate success will depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are favorable to or acceptable to us.

Hiring qualified management and key employees, maintaining compliance with applicable laws, marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses, will all require a substantial amount of additional capital and our cash flow from operations may not be adequate for such purposes. We will need to obtain significant additional financing in the event that our plans require significant expenditures not presently contemplated, such as for capital expenditures, or to cover operating expenses from expanded services, to service future indebtedness or to be competitive or expand into new markets or services.

We may be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means.

To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the initial public offering price or the market price at the time of such issuance. Future financings through equity investments are likely to be dilutive to the existing stockholders. We may seek debt financing, and may be forced to incur significant interest expense. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors and less favorable to existing investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the telecommunications industry, the fact that we are not profitable, which could impact the availability or cost of future financings. If we cannot secure sufficient funding we may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions and investments. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our obligations to the holders of our debentures are secured by all of our assets, so if we default on those obligations, the debenture holders could foreclose on our assets.

The holders of our debentures have a security interest in all of our assets and those of our subsidiary. As a result, if we default under our obligations to the debenture holders, the debenture holders could foreclose their security interests and liquidate some or all of these assets, which may cause us to cease operations.

The success of our business depends on the continuing contributions of our key personnel, the loss of which could have a material adverse effect on our operations.

We rely heavily on the services of Frank T. Matarazzo, our Chief Executive Officer, and Keith Scarzafava, our Chief Technology Officer. Loss of the services of either individual could adversely impact our operations. In addition, we rely on our technical personnel for reliability of our networks and systems. We believe our future success will depend upon our ability or retain these key employees and our ability to attract and retain other skilled engineering, technical, managerial, and sales personnel, including outsourced personnel. Employees may not remain employed by us for any definite period of time. The loss of key personnel could have a material adverse effect on our business and results of operations.

Our outstanding debentures state that if our current chief executive officer ceases to hold that office, we would be in default under the debentures and may need to cease operations.

On February 11, 2008, our debentures were amended to state that if Frank T. Matarazzo ceases to be our Chief Executive Officer during the term of the debenture, we would be in default and the debenture holders could foreclose their security interest and liquidate our assets, which may cause us to cease operations.

The communication industry is intensely competitive and rapidly evolving. Our failure to compete effectively could lead to less demand for our products, loss of market share and damage our operating results.

We operate in a highly competitive, quickly changing environment, and our future success will depend on our ability to develop and introduce new services and service enhancements that achieve broad market acceptance in the commercial multi-tenant unit sector and the residential multi-dwelling unit sector. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share;
•	negative publicity and damage to our reputation and brand; and

•	decline in the selling price of our products and services.

Our competitors consist of other satellite companies, direct broadcast satellite system operators, cable companies, traditional phone companies and off-air broadcasters. Some of these competitors have been engaged in our industry for substantially longer periods of time and may have access to greater resources than we do. Large companies, including Direct TV, DISH Network, Time Warner, Cablevision and Verizon, are active in our market of providing and distributing broadband and video services. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their operations, which may give them a competitive advantage.

Competing cable television operators have large, established subscriber bases, and many cable operators have significant investments in, and access to, programming. One of the competitive advantages of direct broadcast satellite system providers such as us has been the ability to provide subscribers with more channels and a better quality digital signal than traditional analog cable television systems. Many cable television operators have made significant investments to upgrade their systems from analog to digital, significantly increasing the number and variety of channels and the quality of the transmission they can provide to their subscribers. As a result of these upgrades, cable television operators have become better able to compete with direct broadcast satellite system providers. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified technical personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

The market for our products and services are subject to technological change. Our failure to keep pace with technological changes could lead to less demand for our products and services, loss of market share and reduced revenues.

The market for digital satellite television and high-speed Internet products and services is characterized by rapid change, evolving industry standards and frequent introductions of new technologies. These new standards and technologies could make our existing or future products or services obsolete. Keeping pace with the introduction of new standards and technologies could result in additional costs or prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our services could harm our ability to attract and retain users.

We rely on a limited number of third party suppliers, including Telkonet, Bridgewater and EchoStar. If these companies fail to perform or experience delays, shortages, or increased demand for their products or services, we may face shortages, increased costs, and may be required to suspend deployment of certain products and services.

We depend on a limited number of third party suppliers to provide the equipment required to deliver our cable and broadband services and cable television programming and other services. If these providers fail to perform their obligations under our agreements with them or we are unable to renew these agreements on favorable terms or at all, we may be forced to suspend the deployment of our broadband and cable services and enrollment of new subscribers, which would have an adverse effect on our business, prospects, financial condition and operating results.

We are not large enough to negotiate cable television programming contracts as favorable as some of our larger competitors, which may put us at a competitive disadvantage or negatively impact our results of operations.

Programming costs are generally directly related to the number of subscribers to which the programming is provided, with discounts available to large traditional cable operators and direct broadcast satellite providers based on their high subscriber levels. As a result, larger cable and direct broadcast satellite systems generally pay lower per subscriber programming costs. We have attempted to obtain volume discounts from our suppliers. Despite these efforts, we believe that our per subscriber programming costs are significantly higher than large cable operators and direct broadcast satellite system providers with which we compete in some of our markets. This may make it difficult for us to remain competitive with prices offered by these providers while maintaining our operating results.

In addition, as programming agreements come up for renewal, we may not be able to renew these agreements on comparable or favorable terms. If we are unable to reach agreement with a programmer on terms that we believe are reasonable, we may be forced to remove that programming from our offerings, which could result in a loss of customers.

Programming costs have risen in past years and are expected to continue to rise, which may adversely affect our financial results.

The cost of acquiring programming is a significant portion of the operating costs for our cable television business. These costs have increased each year and we expect them to continue to increase, especially the costs associated with sports programming. Many of our programming contracts cover multiple years and provide for future increases in the fees we must pay. Historically, we have absorbed increased programming costs in large part through increased prices to our customers. However, competitive and other marketplace factors may not permit us to continue to pass these costs through to customers. In order to minimize the negative impact that increased programming costs may have on our margins, we may pursue a variety of strategies, including offering some programming at premium prices or moving some programming from our analog service to our premium digital services. Despite our efforts to manage programming expenses and pricing, the rising cost of programming may adversely affect our results of operations.

Any acquisitions we make could result in difficulties in successfully managing our combined business and consequently harm our financial condition.

We may seek to expand by acquiring competing businesses in our current or other geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve numerous other risks, including:

•	failure of the acquired businesses to achieve expected results;
•	diversion of management’s attention and resources to acquisitions;
•	failure to retain key customers or personnel of the acquired businesses;
•	disappointing quality or functionality of acquired equipment and people; and
•	risks associated with unanticipated events, liabilities or contingencies.

Customer dissatisfaction or performance problems at an acquired business could negatively affect our reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution, unfavorable accounting treatment or one-time charges and difficulties in successfully managing our business.

Our inability to obtain capital, use internally generated cash or debt, or use shares of our common stock to finance future acquisitions could impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on our market value which will vary, and liquidity, which may be limited, and the willingness of potential sellers to accept our common stock as full or partial payment. Using shares of our common stock for this purpose also may result in significant dilution to our stockholders. We may not be able to obtain the necessary capital to finance any acquisitions or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion or redirect resources committed to internal purposes. In addition to requiring funding for acquisitions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to: (i) obtain additional capital on acceptable terms; (ii) use internally generated cash or debt to complete acquisitions because it significantly limits our operational or financial flexibility; or (iii) use shares of our common stock to make future acquisitions, may hinder our ability to actively pursue any acquisition program.

Our indebtedness and restrictive debt covenants could limit our financing options and liquidity position, which would limit our ability to grow our business.

The terms of our outstanding debentures could have negative consequences to us, such as:

•	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;
•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all; and
•	we may be more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Additionally, covenants in the securities purchase agreement governing the debentures impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay cash dividends to our stockholders;
•	incur additional indebtedness;
•	permit liens on assets or conduct sales of assets; and
•	engage in transactions with affiliates.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities. Moreover, additional debt financing we may seek may contain terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

Our management and operational systems might be inadequate to handle our potential growth.

We may experience growth that could place a significant strain upon our management and operational systems and resources. Failure to manage our growth effectively could have a material adverse effect upon our business, results of operations and financial condition. Our ability to compete effectively as a service provider and to manage future growth will require us to continue to improve our operational systems, organization and financial and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel.

We must integrate our key executives into a cohesive management team to expand our business. If new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the growth we will need to increase our operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may not be able to effectively manage such growth, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if past failures of internal controls exist, and may in the future discover, areas of our internal control that need improvement.

We may be unable to protect our intellectual property, which could reduce the value of our services and our brand.

Our ability to compete effectively depends on our ability to protect our proprietary technologies, network designs, and processes. We may not be able to safeguard and maintain our proprietary rights. We rely on trademarks and policies and procedures related to confidentiality to protect our intellectual property. Some of our intellectual property, however, is not covered by any of these protections. Any infringement by third parties on our intellectual property could have a negative impact on our business. In addition, in order to protect our intellectual property, we may be required to initiate legal proceedings against persons we deem are violating our rights. Any such proceedings would be expensive, and we may not have the funds available to pay for the costs and expenses of such proceedings, and therefore we may be limited in our ability to protect our rights.

We could be subject to claims that we have infringed on the proprietary rights of others, which claims would likely be costly to defend, could require us to pay damages and could limit our ability to use necessary technologies in the future.

Patent technologies or processes that are substantially equivalent or superior to our processes or products and services, or products or services of our vendors used in our business, could result in claims that our services and products infringe on these patents or proprietary rights of others. Defending against infringement claims, even meritless claims, is time consuming, distracting, and costly. If we are found to be infringing proprietary rights of a third party, we could be enjoined from using such third party’s rights and be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property on acceptable terms or at all. Failure to obtain licenses to intellectual property could delay or prevent the development, manufacture, or sale of our products or services and could cause us to establish reserves that would impact our profitability, and expend significant resources to develop or acquire non-infringing intellectual property.

If our data security measures are breached, subscribers may perceive our network and services as not secure, which may expose us to liability or harm our reputation and our results of operations.

Network security and the authentication of the subscriber’s credentials are designed to protect unauthorized access to data on our broadband and wireless networks. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our encryption and security systems and obtain access to data on our network, including on a device connected to our network. In addition, because we operate and control our network and our subscribers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our subscribers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain subscribers, expose us to significant liability and adversely affect our business prospects.

Interruption or failure of our information technology and communications systems could impair our ability to provide our services, which could damage our reputation and harm our operating results.

Our services depend on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, and other attempts to harm our systems, and similar causes. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at our network centers or equipment could result in lengthy interruptions in our service and adversely affect our business, prospects, financial condition and results of operations.

We have experienced unscheduled service interruptions in the past, caused by temporary problems in our systems or in the systems of third parties that we rely on, in the past and may experience such service interruptions or system failures in the future. Any unscheduled service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation could be permanently harmed. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our growth strategies.

Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced technical employees. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. While we currently have available technical expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical personnel. We expect competition for such personnel to increase as the markets for cable, broadband Voice over Internet Protocol (VoIP) and wireless services expand. We may not be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel at competitive rates of compensation could impair our ability to attract and retain customers and could harm our business.

Potential fluctuations in operating results could have a negative effect on the value of our common stock.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including:

•	the level of use of the Internet;
•	the demand for “bundled” video, voice, Internet and Wi-Fi services;
•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
•	price competition or pricing changes in the industry;
•	technical difficulties or system downtime;
•	economic conditions specific to the Internet and communications industry; and
•	general economic conditions.

Our quarterly results may also be significantly impacted by certain accounting treatment of acquisitions, financing transactions or other matters. Such accounting treatment could have a material impact on our results of operations and have a negative impact on the price of our common stock.

We may be affected if the United States participates in wars or military or other action or by international terrorism.

Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on video broadcast and information technology, (iii) our inability to effectively market and distribute our services or products or (iv) our inability to access capital markets, our business, results of operations or financial condition could be materially and adversely affected. We are unable to predict whether the involvement in a war or other military action will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

Risks Relating to Our Industry

The industry in which we operate is continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of an investment in our company. Our services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband and video services industries are characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on technological development, such as:

•	competition from service providers using more traditional and commercially proven means to deliver similar or alternative services;
•	competition from new service providers using more efficient, less expensive technologies, including products not yet invented or developed;
•	uncertain consumer acceptance;
•	realizing economies of scale;
•	responding successfully to advances in competing technologies in a timely and cost-effective manner;
•	requirements for capital expenditures to deploy new technologies; and
•	existing, proposed or undeveloped technologies that may render wireless broadband and VoIP telephone services less profitable or obsolete.

As the services offered by us and our competitors develop businesses and consumers may not accept our services as a commercially viable alternative to other means of delivering broadband and video services. This could negatively impact our financial condition and results of operations.

We are subject to government regulation, which may adversely impact our business.

Our business is regulated by federal, state and local governmental entities. A number of other federal, state and local privacy, security, and consumer laws also apply to our business. These laws and regulations and their application are subject to continual change as new legislation, regulations or amendments to existing laws and regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Regulations or interpretations of those regulations that are favorable to our competitors could adversely affect our competitive position. Our ability to compete successfully will depend on the nature and timing of these legislative changes, regulations and interpretations, and whether they are favorable to us or our competitors.

To maintain the quality of our network and user experience, we may manage the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. If the Federal Communications Commission (FCC) or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. Such decline in the quality of our services could harm our business.

The scope of the regulations that may apply to VoIP telephone services providers and the impact of such regulations on providers’ competitive position are presently unknown and could be detrimental to our business and prospects.

The failure of the Internet to continue as an accepted medium for business commerce could have a negative impact on our results of operations.

Our long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users. However, the Internet infrastructure may not continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased government regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce. The failure of the necessary infrastructure to further develop in a timely manner or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a negative impact on our results of operations.

Risks Relating to Our Organization

We are a holding company that depends on cash flow from our wholly-owned subsidiary to meet our obligations.

After the reverse merger with MST, we became a holding company with no material assets other than the stock of MST. Accordingly, all our operations will be conducted by MST. We currently expect that we will be required to retain the earnings and cash flow of our subsidiary for use by us in our operations, including servicing any debt obligations we may have now or in the future.

Our largest stockholder can exert significant control over our business and affairs and may have actual or potential interests that depart from our other stockholders.

Our largest stockholder, Telkonet, owns or controls approximately 62% of the issued and outstanding shares of our common stock, which percentage may increase in the event that any of the outstanding warrants that are held by Telkonet are exercised, any warrants in the future are granted to them, or the exercise of any convertible securities or the acquisition of additional shares of our common stock by them. Their interests may differ from the interests of other stockholders. Such stockholder will have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	election of our directors;
•	amendment of our Certificate of Incorporation or By-laws; and
•	mergers, sale of assets or other corporate transactions.

Also, concentrations of stock ownership in one stockholder may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Public company compliance may make it more difficult to attract and retain officers and directors.

Sarbanes-Oxley and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. We also expect that these new rules and regulations may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we are not yet required to comply with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as rule changes proposed and enacted by the Securities and Exchange Commission, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges. Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures.

Risks Relating to Our Common Stock

Our stock price may be volatile in response to various factors, some of which are out of our control.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in the communications technology industry and markets;
•	volume and timing of subscriptions from major customers;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	technological innovations or new competitors in our market;
•	additions or departures of key personnel;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry or regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock may be deemed a “penny stock”, which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply to non-Nasdaq listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete specified documentation, make suitability inquiries of investors and provide investors with specified information concerning trading in the security, including a risk disclosure document and quote information under some circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Since our stockholders could sell substantial amounts of our common stock in the public market, upon the expiration of statutory holding periods, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon conversion of debentures or the exercise of outstanding options or warrants, this could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. In addition, restrictive covenants contained in our debentures prevent us from paying dividends to our stockholders. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 2.    DESCRIPTION OF PROPERTY.

We lease approximately 12,600 square feet of office and warehouse space in Hawthorne, New Jersey for approximately $6,897 per month. The current lease term expires on April 30, 2010, at which time we have the option to extend the lease for an additional five-year period. The Company also rents office space from 25 River Drive South Urban Renewal Co. for approximately $2,500 per month. This lease will expire in December 2009.

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

We believe our current facilities are adequately covered by insurance, and are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.     LEGAL PROCEEDINGS.

There are no legal proceedings pending, and we are not aware of any proceeding that a governmental authority is contemplating, against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007, to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since June 1, 2007, our common stock has been listed for trading on the OTC Bulletin Board under the ticker symbol “MSHI.OB.” As of April 1, 2008, we had 101 stockholders of record and 29,816,552 shares of common stock issued and outstanding. Prior to that date, there was no active market for our common stock.

The following table documents the high and low bid prices for our common stock on the OTC Bulletin Board for the period beginning June 1, 2007 through December 31, 2007. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2007
Second Quarter, beginning June 1, 2007	$1.95	$1.10
Third Quarter	$1.45	$0.45
Fourth Quarter	$1.35	$0.40

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. In addition, our debentures prohibit us from paying any cash dividends so long as any portion of the debentures remains outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, we have made the following grants under our 2007 Incentive Stock Plan.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,235,626	$0.89	222,000
Equity compensation plans not approved by security holders	0	0	0
Total	13,235,626	$0.89	222,000

Recent Sales of Unregistered Securities

None.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Prior to May 24, 2007, we were a public shell company without material assets or liabilities. On May 24, 2007, MST completed a reverse merger with our subsidiary, pursuant to which MST became our wholly-owned subsidiary, we succeeded to the business of MST as our sole line of business, and the former security holders of MST became our controlling stockholders. For financial reporting purposes, MST, and not us, is considered the accounting acquirer in the reverse merger. Accordingly, the historical financial statements presented and the discussion and analysis or plan of operations below are those of MST and do not include our historical financial results. All costs associated with the reverse merger were expensed as incurred.

Overview

We are a communications service provider offering Quad-Play services to MTU and MDU residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and Wi-Fi access. In addition, we currently offer or plan to offer a variety of next-generation telecommunications solutions and services, including satellite installation, video conferencing, surveillance/security and energy management, and other complementary professional services. Our net sales in 2007 were $2,675,750.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to revenue recognition, guarantees and product warranties and stock based compensation. We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

The Company accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent. The capitalized cost of this equipment is depreciated from three to ten years, on a straight-line basis down to the Company's original estimate of the projected value of the equipment at the end of the scheduled lease term.

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 and 2006, was $308,634 and $0, respectively, net of tax effect.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company determined that the value of our capitalized cable and related equipment has been impaired based upon our assessment of forecasted discounted cash flow from subscribers revenue and has written off $493,512 of its value, based on the lower of the carrying amount or the fair value less costs to sell, for the year ended December 31, 2007.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. The Company determined that the value of goodwill has been impaired based upon managements assessment operating results and forecasted discounted cash flow and has written off the entire $1,958,198 of its value during the year ended December 31, 2007.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. Our revenue consists of providing subscriber (recurring) services and the delivery of product and services in the MTU/MDU markets. The subscriber revenue consists of Quad-Play services provided to a subscriber portfolio of properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The product and services revenue consists of equipment, installations and ancillary services provided to customers independent of the subscriber portfolio. The total revenue for the year ended December 31, 2007, increased by $779,304 compared to 2006.

The recurring revenue for the subscriber base increased by approximately $757,148 for the year ended December 31, 2007 compared to 2006. Our subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. Additionally, we added approximately 1,900 internet and telephone subscribers through the acquisition of Newport Telecommunications Co. in July 2007. We anticipate an increasing trend in subscriber revenue through the installation of new buildings under contract and the subsequent subscriptions sold, as well as through acquisitions similar to Newport.

The table below outlines product and services versus subscriber (recurring) revenues for comparable periods:

	Year ended December 31,
	2007		2006		Variance
Revenue:
Product and services	$393,208	15%	$371,052	20%	$22,156	6%
Subscriber	2,282,542	85%	1,525,394	80%	757,148	50%
Total	2,675,750	100%	$1,896,446	100%	779,304	41%

Cost of Sales. The product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers.

The subscriber costs increased by $1,152,802 for the year ended December 31, 2007 compared to 2006.  These costs consist of customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although our programming fees are a significant portion of the cost, we continue to pursue competitive agreements and volume discounts in conjunction with the anticipated growth of the subscriber base. The customer support costs include build-out of the support services necessary to develop and support the build-out of the Quad-Play subscriber base in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor.  Additionally, the recurring costs increased due to the addition of the Newport subscribers in July 2007.

	Year ended December 31,
	2007		2006		Variance
Cost of Sales:
Product and Services	$298,690	76%	$392,341	106%	$(93,651)	(24)%
Subscriber	3,106,909	136%	1,954,107	128%	1,152,802	59%
Total	3,405,599	127%	$2,346,448	124%	1,059,151	45%

Gross Profit. The gross profit decreased by $279,847 for the year ended December 31, 2007 compared to 2006, primarily due to increased programming costs and expenses related to the addition of the existing infrastructure. We anticipate that we will increase our gross profit through expanding our subscriber base and reducing programming costs through the IPTV platform. The subscriber (recurring) revenue contributed approximately 36% of a negative gross profit margin for the year ended December 31, 2007.

	Year ended December 31,
	2007		2006		Variance
Gross Profit:
Product and services	$94,518	24%	$(21,289)	(6)%	$115,807	544%
Subscriber	(824,367)	(36)%	(428,713)	(28)%	(395,654)	(92)%
Total	(729,849)	(27)%	(450,002)	(24)%	(279,847)	(62)%

Operating Expenses. Operating expenses, which consists of sales and marketing expenses, depreciation and general and administrative costs, totaled $7,712,563 during the year ended December 31, 2007 as compared to $3,180,493 for 2006. The Company recorded a non-cash impairment write down of its goodwill and long lived assets to the amount of $1,958,198 and $493,512, respectively, against its operating income for the year ended December 31, 2007. Additionally, there were increased costs associated with investor relations and professional services as well as non-cash stock compensation expense of $308,634 associated with stock options and $378,000 for common share issuances to employees and consultants.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses which consist of commissions, salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $4,108,077 during the year ended December 31, 2007 as compared to $2,856,631 for 2006. This increase is primarily attributable to professional fees and investor relations services of approximately $434,000 and $423,000, respectively, in connection with the merger of MST was a public shell corporation. In addition, administrative costs increased approximately $395,000 mainly due to the acquisition of Newport Telecommunications Co. Our management believes that our expenses will continue to increase as sales continue to grow and additional staff is added to support our growth initiatives.

Depreciation and Amortization. Depreciation expenses for the year ended December 31, 2007 increased by $142,280 compared to 2006. This was primarily due to the addition of Newport Telecommunications and the addition of infrastructure costs. The amortization expenses increased by $139,115 for the year ended December 31, 2007 compared to 2006 and this was a result of the addition of the Newport Telecommunications subscriber list.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Our working capital increased by $3,927,109 during the year ended December 31, 2007 from a working capital deficit of $(6,481,388) at December 31, 2006 to a working capital deficit of $(2,554,279) at December 31, 2007. The increase in working capital for the year ended December 31, 2007, resulted in a net increase in cash of $908,497. The primary reason for the increase was the private placement and sale of debentures for net proceeds of approximately $2,694,000 and $5,303,000, respectively. The most significant uses and proceeds of cash were as follows:

•	Approximately $3,446,000 of cash consumed directly in operating activities;

•	Approximately $1,655,000 was expended on net purchases of cost of cable equipment and installations and other fixed assets;

•	Approximately $863,000 was a repayment, net of any advances, of inter-company loans from Telkonet, Inc., our parent company and majority owner; and

•	Approximately $1,118,000 was expended for the acquisition of Newport Telecommunications assets.

As of December 31, 2007 and December 31, 2006, we had cash and cash equivalents of $1,022,965 and $114,468, respectively. As of March 31, 2008, we had approximately $263,930 of cash available to use as working capital.

As of December 31, 2007 and 2006, we had a balance due to Telkonet, Inc., in the amount of $1,270,287 and $5,603,310, respectively. The loans between the companies relate to acquisition related consideration, professional fees, shared administrative and other operating matters. In connection with the Merger, $5,000,000 of such indebtedness was converted into 5,000,000 shares of our common stock at a conversion price of $1.00 per share. The loan balance as of December 31, 2007, includes the $1,530,000 consideration of Telkonet, Inc. common stock transferred to us in conjunction with the acquisition of Newport Telecommunications Co. on July 18, 2007. The loans are unsecured and bear interest at the prime rate calculated monthly.

Private Placement of Common Stock

On May 24, 2007, we completed a private placement of units, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock at an exercise price of $1.00 per share were issued, for total net proceeds of $2,694,020.

Convertible Senior Debentures

We also sold senior convertible debentures for total gross proceeds of $6,050,000.  The debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at our option, and mature on April 30, 2010. The debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock.  In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of our common stock at an exercise price of $1.00 per share.

Registration Rights Liquidated Damages

We agreed to file a “resale” registration statement with the SEC within 60 days after the final closing of the private placement and the issuance of the debentures covering all shares of common stock sold in the private placement and underlying the debentures, as well as the warrants issued in connection therewith. We agreed to use our best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the debentures.

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

In the event that such registration statement was not declared effective by the SEC on or before November 21, 2007, we were obligated to pay liquidated damages to the purchasers of the units and the convertible debentures equal 1% of their $9,128,717 purchase price for each month of delinquency, commencing from the original effectiveness date of September 21, 2007, with respect to the units and September 22, 2007, with respect to the convertible debentures.

We received waivers from the debenture holders, as of January 31, 2008, and from the unit holders, as of March 31, 2008, whereby they waived all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner.

In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued $500,000 as of December 31, 2007, to account for potential liquidated damages until the expected effectiveness of the registration statement is achieved or the damages are waived. Such damages have since been waived.

We will need to raise additional capital in the future to fund our operating needs. We expect that the funds from the Private Placement and the issuance of the Debentures will fund our operations through the first half of the year, assuming the Company is not required to pay the liquidated damages. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our services, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash flow analysis

Cash utilized in operating activities was $3,445,698 during the year ended December 31, 2007 compared to $2,306,687 during the year ended December 31, 2006.

We utilized cash for investing activities of $2,773,485 and $2,835,363 during the year ended December 31, 2007 and 2006, respectively. The cash portion for the acquisition of Newport Telecommunications in July 2007 was $1,118,294 including acquisition costs.  Additionally, cost of cable equipment and installation amounted to $1,541,491 and $2,800,446 for the year ended December 31, 2007 and 2006. Also, purchases of property and equipment amounted to $113,700 and $34,917 for the year ended December 31, 2007 and 2006, respectively.

We raised $5,303,238 through the sale of debentures, and $2,694,020 through the sale of common stock, during the year ended December 31, 2007. In 2006, we received $5,603,310 from Telkonet, our parent company and payments of $363,092 and $6,555 were made towards our notes payable.

Our registered independent certified public accountants have stated in their report dated April 14, 2008, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Additional financing is required in order to meet our current and projected cashflow requirements from operations. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Acquisition or Disposition of Plant and Equipment

During the year ended December 31, 2007, fixed assets increased approximately $2,773,000, which included the addition of the Newport assets acquired in July 2007 and equipment purchased for our cable build-out. The remainder is related to computer equipment and peripherals used in day-to-day operations. We anticipate significant expenditures as we continue to build-out the head-end equipment, IPTV infrastructure and other related infrastructure.

We lease approximately 12,600 square feet of office and warehouse space in Hawthorne, New Jersey for approximately $6,897 per month. The current lease term expires on April 30, 2010 at which time we have the option to extend the lease for an additional five-year period. We also rent office space from 25 River Drive South Urban Renewal Co. for approximately $2,500 per month. This lease will expire in December 2009.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position, results of operations or cash flows.

ITEM 7.     FINANCIAL STATEMENTS.

See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective, as of the year ended December 31, 2007, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Our conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Newport Telecommunications Co., which was acquired in 2007 and which is included in our 2007 consolidated financial statements.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

We have excluded from this assessment the operations of Newport Telecommunications Co., which constituted $2,598,148 and $2,471,926 of total and net assets, respectively, as of December 31, 2007, and $668,942 of net sales for the year then ended.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table furnishes the information concerning our directors and executive officers for the fiscal year ended December 31, 2007. Our directors are elected every year and serve until their successors are duly elected and qualified. Officers are elected annually by the board and serve at the discretion of the board.

Name	Age	Title

Ronald W. Pickett	60	President and Director

Frank T. Matarazzo	46	Chief Executive Officer, Director and Secretary

Keith V. Scarzafava	44	Chief Technology Officer and Director of Operations

Richard J. Leimbach	39	Vice President Finance

Warren V. Musser	81	Chairman of the Board of Directors

Thomas C. Lynch	65	Director

Dr. Thomas M. Hall	56	Director

Ronald W. Pickett, President and Director

Mr. Pickett has served as our President and as a director since May 24, 2007. Mr. Pickett has been a director of MST since January 2006. Mr. Pickett was the principal investor and co-founder of Telkonet (AMEX: TKO) and was its president from January 2003, until his resignation in December 2007. Subsequent to his resignation, he was appointed as Vice Chairman of the Board of Directors of Telkonet. He also was the founder, and for twenty years served as chairman of the board of directors and president of Medical Advisory Systems, Inc., a company providing international medical services and pharmaceutical distribution, until its merger with Digital Angel Corporation (AMEX: DOC) in March 2002.

Frank T. Matarazzo, Chief Executive Officer, Secretary and Director

 Mr. Matarazzo has served as our Chief Executive Officer and as a director since May 24, 2007. Mr. Matarazzo has been a director and Chief Executive Officer of MST since its inception in 1982. From 1982 until May 2007, he also held the office of President of MST. He is in charge of directing our growth and development. Mr. Matarazzo designed and constructed the first private cable television systems operated by us and continues to be involved in all technology deployed by us. Mr. Matarazzo’s experience includes employment for Conrac Avionics from 1980 to 1982, as a prototype design engineer, working on the development of the guidance/navigation systems for military fighter planes as well as the development and construction of the FM communication systems and engine interface units for the Space Shuttle Columbia. Mr. Matarazzo is known in the private cable television industry, having both written articles for trade publications and served as a technical consultant to municipalities in the area of satellite delivered information systems.

Keith V. Scarzafava, Chief Technology Officer and Director of Operations

Mr. Scarzafava has served as our Chief Technology Officer and Director of Operations since May 24, 2007. From June 2000 to July 2006, Mr. Scarzafava served as the Director of Technology and Research Design at the Warwick Valley Telephone Company (NASDAQ GM: WWVY), an independent telephone company located in upstate New York. During his service at Warwick Valley Telephone Company, Mr. Scarzafava engineered and constructed an Internet division to encompass several counties and to serve three states, making Warwick the first independent telephone company in the United States to successfully operate as an ISP. In addition, Mr. Scarzafava directly assisted Warwick in becoming the first independent telephone company to construct a high capacity optical network, including a complete IPTV head-end, to distribute Warwick’s Digital TV service over DSL technology. Mr. Scarzafava then deployed one of the first fiber to home deployments in the United States.

Richard J. Leimbach, Vice President of Finance

Mr. Leimbach has served as our Vice President of Finance since July 2007 and as financial consultant to the company since February 2006. He is the Chief Financial Officer at Telkonet and also served as Telkonet’s Vice President of Finance and Controller from January 2004 until December 2007. Mr. Leimbach is a certified public accountant with over fifteen years of public accounting and private industry experience. Prior to joining Telkonet, from October 2001 to January 2004, Mr. Leimbach was the Controller with Ultrabridge, Inc., an applications solution provider. Mr. Leimbach also served as Corporate Accounting Manager for Snyder Communications, Inc., a global provider of integrated marketing solutions, from July 1998 to August 2001.

Warren V. Musser, Chairman of the Board of Directors

Mr. Musser has served as our Chairman since May 24, 2007 and has been the Chairman of the Board of MST since January 2006. Mr. Musser has been the Chairman of the Board of Telkonet since January 2003. He is the founder and chairman emeritus of Safeguard Scientifics, Inc. (NYSE: SFE), a high-tech venture capital company, formerly known as Safeguard Industries, Inc. Since 2001, Mr. Musser has been the managing director of The Musser Group, a business consulting firm, and the founder and president of Musser and Company, Inc., an investment banking firm. In addition, Mr. Musser is a director of Internet Capital Group, Inc., a business-to-business venture capital company, and is a director and vice chairman of Nutri/System, Inc., a weight management company, and a co-chairman of Eastern Technology Council, a business advisory firm. Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as vice president of development, Cradle of Liberty Council, Boy Scouts of America, vice chairman of The Eastern Technology Council, and chairman of the Pennsylvania Partnership on Economic Education.

Thomas C. Lynch, Director

Mr. Lynch has served as a director since May 24, 2007. Mr. Lynch has been a director of Telkonet since October 2003 and is senior vice president and director of The Staubach Company’s Federal Sector, a real estate management and advisory services firm in the Washington, D.C. area. Mr. Lynch joined The Staubach Company in November 2002 after six years as senior vice president at Safeguard Scientifics, Inc. (NYSE: SFE), a high-tech venture capital company. While at Safeguard, he served nearly two years as president and chief operating officer at CompuCom Systems, a Safeguard subsidiary. After a 31-year career of naval service, Mr. Lynch retired in the rank of Rear Admiral. Mr. Lynch’s naval service included Chief, Navy Legislative Affairs, command of the Eisenhower Battle Group during Operation Desert Shield, Superintendent of the United States Naval Academy from 1991 to 1994 and Director of the Navy Staff in the Pentagon from 1994 to 1995. Mr. Lynch presently serves as a Director of Pennsylvania Eastern Technology Council, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge, and Mikros Systems (OTCBB: MKRS OB).

Thomas M. Hall, M.D, Director

Dr. Hall has served as a director since May 24, 2007. Dr. Hall has been a director of Telkonet since April 2004. Dr. Hall is the managing director of Marrell Enterprises LLC, an international business development company, since its founding in September 2003. From 2002 until November 2006, he served as Executive Medical Director at Digital Angel Corp. For 12 years (until it was acquired in 2002), Dr. Hall was the chief executive officer of Medical Advisory Systems, Inc., an international medical services and pharmaceutical distribution company. Dr. Hall holds a bachelor of science and a medical degree from the George Washington University and a master of international management degree from the University of Maryland.  He is a member of the American College of Occupational and Environmental Medicine.

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

Code of Ethics

The Board has approved, and we have adopted, a Code of Ethics that applies to all of our directors, officers and employees. We will provide a copy of the Code of Ethics free of charge upon request to any person submitting a written request to our Chief Executive Officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us, none of our directors, officers or beneficial owners of more than 10% of our common stock failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007.

ITEM 10.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for services in all capacities for the years ended December 31, 2007 and 2006 paid to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers who were serving as such as of December 31, 2007 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)		Option Awards ($) (5)	All Other Compensation ($)		Total ($)
Ronald W. Pickett	2007	$37,788	$0	$0		$455,300	$0		$493,088
President (1)

Frank T. Matarazzo	2007	$281,780	$0	$0		$910,600	0	(6)	$1,192,380
Chief Executive	2006	$229,539	$0	$0		$0	$30,497		$260,036
Officer (2)

Keith Scarzafava	2007	$145,558	$2,788	$40,500	(4)	$49,172	$0		$238,018
Chief Technology	2006	$61,346	$2,788	$0		$0	$0		$64,134
Officer (3)

(1) Mr. Pickett was appointed as President of MSTI on May 24, 2007.
(2) Mr. Matarazzo was appointed Chief Executive Officer on May 24, 2007. Mr. Matarazzo has been the Chief Executive Officer of MST since its inception in 1982.
(3) Mr. Scarzafava was appointed Chief Technology Officer and Director of Operations on May 24, 2007.
(4) Mr. Scarzafava received 30,000 shares of our common stock for facilitating the Newport Telecommunications purchase.
(5) Our assumptions made in the valuation of share-based payments are contained in Note J of our December 31, 2007 Financial Statements.
(6) Perquisites and other personal benefits received by Mr. Matarazzo did not exceed $10,000.

Stock Incentive Plans

Prior to the consummation of the reverse merger, our board of directors and stockholders adopted the 2007 Incentive Stock Plan. The purpose of the 2007 Incentive Stock Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2007 Incentive Stock Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Incentive Stock Plan is administered by our board of directors. Upon consummation of the merger, Mr. Matarazzo and Mr. Pickett were granted ten-year options to purchase 2,000,000 shares and 1,000,000 shares of our common stock, respectively, exercisable at $0.65 per share, under the 2007 Incentive Stock Plan. Such options vest in equal monthly installments over 48 months.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007:

Outstanding Equity Awards at Fiscal Year-end

	Option Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ronald W. Pickett (1)	187,500	812,500	$0.65	5/31/2011

Frank T. Matarazzo (2)	375,000	1,625,000	$0.65	5/31/2011

Keith V. Scarzafava (3)	27,000	81,000	$0.65	5/31/2010

(1)	On May 24, 2007, Mr. Pickett was granted a stock option to purchase 1,000,000 shares of our common stock, with monthly vesting over four years.
(2)	On May 24, 2007, Mr. Matarazzo was granted a stock option to purchase 2,000,000 shares of our common stock, with monthly vesting over four years.
(3)	On May 24, 2007, Mr. Scarzafava was granted a stock option to purchase 108,000 shares of our common stock, with monthly vesting over three years.

All stock options were granted in accordance with our stock option plan.

Employment Agreements

MST entered into an employment agreement with Mr. Matarazzo, our Chief Executive Officer, that provided, among other things, for an annual salary of $250,000. The agreement had a three-year term which expires on December 31, 2008. Upon the closing of the reverse merger, we amended Mr. Matarazzo’s employment agreement to provide for an annual base salary of $300,000 and to extend the term of the agreement to December 31, 2011. The Agreement also provides that Mr. Matarazzo will not, directly or indirectly, engage in any business activities that compete with the business of our company during his term of employment and for one year thereafter in New York City or any major metropolitan area where we or Telkonet conducts or has committed to conduct business, without the prior consent of Telkonet and us.

Director Compensation

We currently compensate our directors with equity pursuant to our stock option plan. We reimburse our directors for reasonable expenses incurred in connection with their service as directors. The following table sets forth certain information regarding compensation awarded to our directors during the fiscal year ended December 31, 2007:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (4)	Total ($)
Warren V. Musser	-	-	$14,424 (1)	$14,424
Thomas M. Hall	-	-	$14,424 (2)	$14,424
Thomas C. Lynch	-	-	$14,424 (3)	$14,424

(1)	At December 31, 2007, Mr. Musser had outstanding options to purchase 144,000 shares of our common stock vesting over three years, of which an aggregate of 36,000 were currently exercisable.
(2)	At December 31, 2007, Mr. Hall had outstanding options to purchase 144,000 shares of our common stock vesting over three years, of which an aggregate of 36,000 were currently exercisable.
(3)	At December 31, 2007, Mr. Lynch had outstanding options to purchase 144,000 shares of our common stock vesting over three years, of which an aggregate of 36,000 were currently exercisable.
(4)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in the valuation of share based payments are contained in the Note J to our December 31, 2007 financial statements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2008, the beneficial ownership of our common stock by:

(1) each person or entity who is known by us to beneficially own more than five percent (5%) of our common stock;

(2) each of our directors;

(3) each Named Executive Officer; and

(4) all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Except as otherwise indicated, the address of each 5% stockholder listed below is: c/o 259-263 Goffle Road, Hawthorne, New Jersey 07506. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 30, 2008, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options and warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock(2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Warren V. Musser	36,000	(3)	*
Frank T. Matarazzo	2,014,860	(4)	6.7%
Ronald W. Pickett	327,360	(5)	1.1%
Thomas C. Lynch	172,364	(6)	*
Thomas M. Hall, M.D.	175,860	(7)	*
Keith V. Scarzafava	57,000	(8)	*
All executive officers and directors as a group (7 persons) (3) – (9)	2,814,944		9.4%

5% STOCKHOLDERS:
Telkonet, Inc. 20374 Seneca Meadows Parkway Germantown, Maryland 20876	18,500,000	(10)	62.0%

* Represents less than 1%.

(1) Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner. Unless otherwise noted, shares are owned of record and beneficially by the named beneficial owner.

(2) Based on 29,816,552 shares of common stock issued and outstanding as of March 30, 2008.

(3) Includes 36,000 shares of common stock issuable upon the exercise of stock options within 60 days.

(4) Includes 46,420 shares of common stock issuable upon the exercise of warrants within 60 days. Includes 375,000 shares of common stock issuable upon the exercise of stock options within 60 days.

(5) Includes 46,420 shares of common stock issuable upon the exercise of warrants within 60 days. Includes 187,500 shares of common stock issuable upon the exercise of stock options within 60 days.

(6) Includes 45,455 shares of common stock issuable upon the exercise of warrants within 60 days. Includes 36,000 shares of common stock issuable upon the exercise of stock options within 60 days.

(7) Includes 46,420 shares of common stock issuable upon the exercise of warrants within 60 days. Includes 36,000 shares of common stock issuable upon the exercise of stock options within 60 days.

(8) Includes 27,000 shares of common stock issuable upon the exercise of stock options within 60 days.

(9) Includes 31,500 shares of common stock issuable to Richard Leimbach, our Vice President of Finance, upon the exercise of stock options within 60 days.

(10) Excludes shares to be issued as repayment for Telkonet’s payment in their stock of $1,530,000 towards the acquisition of Newport Telecommunications assets in July 2007.

Securities Authorized for Issuance Under Equity Compensation Plan.

The following table provides information pertaining to compensation plans under which equity securities are authorized for issuance pursuant to equity compensation plans previously approved and not previously approved by our stockholders as of December 31, 2007.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted -average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	13,235,626	$0.89	222,000
Equity compensation plans not approved by security holders	-	-	-
Total	13,235,626	$0.89	222,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS AND DIRECTOR INDEPENDENCE.

We hold a 50% membership interest in Interactivewifi.com, which is 50%, owned by Global Transport Logistics, Inc. Global Transport Logistics, Inc. is 100% owned by Eileen Matarazzo, the sister-in-law of Frank T. Matarazzo, our Chief Executive Officer. Our joint venture with Global Transport Logistics, Inc. does not contain a non-competition restriction.

We also have a one-year professional services agreement with Global Transport Logistics, Inc., which expires February 1, 2009, for the provision of marketing and business development consulting services, for which Global Transport Logistics, Inc. is paid a fee of $10,000 per month. For the years ended December 31, 2007 and 2006, the Company paid and expensed $110,000 and $90,000, respectively.

Laura Matarazzo, our Chief Administrative Officer, is our Chief Executive Officer’s sister and has been employed by us since 1982. Ms. Matarazzo receives an annual base salary of $133,987, including a car allowance.

On August 17, 2005, we issued a non-interest bearing demand promissory note in the amount of $100,000 to Frank T. Matarazzo, our Chief Executive Officer, evidencing his $100,000 loan to us. On May 10, 2007 we issued an additional non-interest bearing demand promissory note in the amount of $60,000 to him, evidencing an additional loan by him in the amount of $60,000. As of May 24, 2007, both notes were repaid in full.

We have a co-marketing agreement with Telkonet, Inc., which owns approximately 62% of our outstanding common stock. We have made payments of $19,060 and $136,035 to Telkonet pursuant to the terms of this agreement in the years ended December 31, 2007 and 2006, respectively.

Telkonet, Inc. has made approximately $7,004,000 in unsecured loans to MST, bearing interest at approximately 8% per annum and $5,000,000 of such indebtedness was converted at the time of the reverse merger into 5,000,000 shares of our common stock at a conversion price of $1.00 per share. Additionally, on July 18, 2007, Telkonet issued unregistered shares of its common stock worth approximately $1,530,000 as consideration for the acquisition of substantially all of the assets of Newport Telecommunications Co. As of December 31, 2007 we had an inter-company balance due to Telkonet, Inc. in the amount of $1,270,287 for loans made to us. The loans between the companies relate to advances from Telkonet, Inc. of shares of its common stock equal to $1,530,000 in conjunction with the Newport Telecommunications, Inc. acquisition on July 18, 2007, and net of inter-company advances of $259,713 which also includes certain shared services for professional fees, administrative and other operating matters. The loans are unsecured and bear interest at the prime rate calculated monthly.

Director Independence

Our board of directors is comprised of Warren Musser, Ronald Pickett, Thomas Lynch, Thomas Hall and Frank Matarazzo. We believe that Warren Musser, Thomas Lynch and Thomas Hall are “independent directors” as that term is defined by NASDAQ Stock Marketplace Rule 4200(a)(15). We were not a party to any transactions, relationships or arrangements with any of our “independent directors” that would be considered in the determination of such directors independence.

Item 13. Principal Accountant Fees and Services

RBSM LLP has served as our independent registered public accounting firm since July 2007. RBSM LLP was also MST’s independent registered public accounting firm prior to the Merger on May 24, 2007.

(1) Audit Fees

RBSM LLP has billed us audit fees in the aggregate amounts of $83,501 and $0 during 2007 and 2006, respectively. These fees relate to the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees

RBSM LLP billed us audit-related fees in the aggregate amount of $90,175 during 2007. These fees relate primarily to the auditors review of our registration statements and related consents, audit of acquired companies assets and audit related consulting.

(3) Tax Fees

No fees of this sort were billed by RBSM LLP during 2006 and 2007.

(4) All Other Fees

No fees of this sort were billed by RBSM LLP during 2006 and 2007.

Item 14. Exhibits

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

10.16 *	Form of Directors and Officers Indemnification Agreement (Incorporated herein by reference to Exhibit 10.16 to the May 29, 2007 8-K)

10.17 *	Company’s 2007 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.17 to the May 29, 2007 8-K)

10.18 *	Form of 2007 Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.18 to the May 29, 2007 8-K)

10.19 *	Form of 2007 Non-Qualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.19 to the May 29, 2007 8-K)

10.20
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, made as of May 24, 2007, by Fitness Xpress Software, Inc. and FXS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.21
Stock Purchase Agreement, dated May 24, 2007, by and between the Company and Ron Bell (Incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.22 *
Resignation letter from Ron Bell, dated May 24, 2007 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.23 *	Employment Agreement, dated January 31, 2006, between Microwave Satellite Technologies, Inc. and Frank T. Matarazzo (Incorporated herein by reference to Exhibit 10.21 to the May 29, 2007 8-K)

10.24 *
Amendment to Employment Agreement, dated May 24, 2007, between Microwave Satellite Technologies, Inc. and Frank T. Matarazzo (Incorporated herein by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 30, 2007)

10.25

Telecommunications Space License Agreement, dated as of February 20, 2006, between Microwave Satellite Technologies, Inc. and Rudin Management Company, Inc. (Incorporated herein by reference to Exhibit 10.24 to the May 29, 2007 8-K)

10.26
Access Agreement entered into in June 2006 between the Company and Cablevision of Oakland LLC and Cablevision Lightpath-NJ, Inc. (Incorporated herein by reference to Exhibit 10.25 to the May 29, 2007 8-K)

10.27
Program Service Agreement, dated June 2, 2007, by and between Microwave Satellite Technologies, Inc. and CSI Digital, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2007)

10.28
Asset Purchase Agreement, dated July 16, 2007, by and among Microwave Satellite Technologies, Inc., Newport Telecommunications Co. and Telkonet, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2007)

10.29
Escrow Agreement, dated July 16, 2007, by and among Microwave Satellite Technologies, Inc., Newport Telecommunications Co. and U.S. Bank National Association (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2007)

10.30
Form of Letter Agreement by and among the Company and the purchasers of the Units (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007)

10.31
Form of Letter Agreement by and among the Company and the purchasers of the Debentures (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007)

10.32
Form of Letter Agreement by and among the Company and the purchasers of the Debentures (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008)

10.33
Form of Letter Agreement by and among the Company and the purchasers of the Debentures (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008)

21.1
List of Subsidiaries (Incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-144786)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
* A management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSTI HOLDINGS, INC.

Date: April 15, 2008	/s/ Frank T. Matarazzo
Frank T. Matarazzo, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren V. Musser	Chairman of the Board of Directors	April 15, 2008
Warren V. Musser

/s/ Frank T. Matarazzo	Chief Executive Officer and Director (Principal	April 15, 2008
Frank T. Matarazzo	Executive Officer)

/s/ Ronald W. Pickett	President and Director	April 15, 2008
Ronald W. Pickett

/s/ Richard J. Leimbach	Vice President of Finance (Principal Financial and	April 15, 2008
Richard J. Leimbach	Accounting Officer)

/s/ Thomas C. Lynch	Director	April 15, 2008
Thomas C. Lynch

/s/ Thomas M. Hall, M.D.	Director	April 15, 2008
Thomas M. Hall, M.D.

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

MSTI HOLDINGS, INC.

MSTI HOLDINGS, INC.

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
MSTI Holdings, Inc.
Hawthorne, New Jersey

We have audited the accompanying consolidated balance sheets of MSTI Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of losses, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSTI Holdings, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred significant operating losses in current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
Certified Public Accountants

New York, New York
April 14, 2008

MSTI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,022,965	$114,468
Accounts receivable, net of allowance for doubtful accounts of $10,000 at December 31, 2007 and December 31, 2006	241,487	100,146
Deferred income tax - current	-	261,517
Other current assets	222,872	76,056
Total current assets	1,487,324	552,187

Property and equipment, at cost (Note D):
Furniture and equipment	382,214	268,514
Less: accumulated depreciation	82,385	37,683
Total property and equipment, net	299,829	230,831

Cable equipment and installations, at cost (Note E):
Cable equipment and installations, at cost	5,286,580	3,684,237
Less: accumulated depreciation	930,607	344,045
Total Cable equipment and installations, net	4,355,973	3,340,192

Other assets:
Intangible assets, net of accumulated amortization of $703,764 and $282,325 at December 31, 2007 and December 31, 2006, respectively (Note C)	3,740,350	2,181,602
Goodwill (Note B)	-	1,958,198
Financing costs, net of accumulated amortization of $168,353	697,461	-
Investment in affiliates (Note F)	54,803	54,803
Deposits	12,600	12,600
Total other assets	4,505,214	4,207,203

Total Assets	$10,648,340	$8,330,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,862,918	$955,803
Current portion of long-term debt (Note H)	547	6,555
Registration rights liability (Note G)	500,000	-
Note Payable officer	-	80,444
Income tax refund due to officer (Note K)	291,000	291,000
Due to Parent Company (Note K)	1,270,287	5,603,310
Deferred revenue	116,851	96,463
Total current liabilities	4,041,603	7,033,575

Long-term liabilities:
Long-term debt - less current portion (Note G and H)	4,432,344	547
Total long-term liabilities	4,432,344	547

Total Liabilities	8,473,947	7,034,122

Commitments and contingencies (Note N)	-	-

Stockholders’ equity (Note I)
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2007 and December 31, 2006	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,816,552 and 15,000,000 shares issued and outstanding as of December 31, 2007 and December 31, 2006	29,817	15,000
Additional paid-in capital	14,377,130	3,502,961
Accumulated deficit	(12,232,554)	(2,221,670)
Total Stockholders’ equity	2,174,393	1,296,291
Total Liabilities and Stockholders’ Equity	$10,648,340	$8,330,413

See accompanying notes to consolidated financial statements

MSTI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

		Predecessor	Successor	Successor
	Year Ended December 31,	Month Ended January 31,	February 1 to December 31,	Year Ended December 31,
	2007	2006	2006	2006
Revenue, net	$2,675,750	$140,643	$1,755,803	$1,896,446

Cost of Sales	3,405,599	136,139	2,210,309	2,346,448

Gross Profit (Loss)	(729,849)	4,504	(454,506)	(450,002)

Operating Expenses:
Selling, General and Administrative	4,108,077	544,190	2,312,441	2,856,631
Impairment write-down in Goodwill	1,958,198
Impairment write-down in Long Lived Assets	493,512
Non-Employee stock based compensation	337,500
Employee stock based compensation	40,500
Employee stock options	308,634	-	-	-
Depreciation and Amortization	466,142	3,854	320,008	323,862
Total Operating Expense	7,712,563	548,044	2,632,449	3,180,493

Loss from Operations	(8,442,412)	(543,540)	(3,086,955)	(3,630,495)

Other Income (Expense):
Registration rights liquidated damage	(500,000)	-	-	-
Interest Income	71,480	-	1,503	1,503
Interest Expense	(1,139,952)	(4,359)	(206,595)	(210,954)
Total Other (Expenses)	(1,568,472)	(4,359)	(205,092)	(209,451)

Loss Before Provision for Income Taxes	(10,010,884)	(547,899)	(3,292,047)	(3,839,946)

Provision for Income Taxes	-	924,162	(1,070,377)	(146,215)

Net Loss	$(10,010,884)	$(1,472,061)	$(2,221,670)	$(3,693,731)

Loss per common share (basic and diluted)	($0.43)	($0.10)	(0.15)	(0.25)

Weighted average common shares for computation	23,439,567	15,000,000	15,000,000	15,000,000

See accompanying notes to consolidated financial statements

MSTI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Shares Issued	Common Stock Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit )	Total

Balance at December 31, 2005	15,000,000	$15,000	$(89,000)	$788,877	$714,877
Net loss at January 31, 2006				(1,472,061)	(1,472,061)
Equity adjustments related to push down accounting (Telkonet acquisition)	-	-	2,691,961	683,184	3,375,145
Balance at January 31, 2006 (Predecessor period)	15,000,000	15,000	2,602,961	0	2,617,961

Equity adjustments related to push down accounting (Telkonet acquisition)			900,000		900,000
Net loss – February to December 2006				(2,221,670)	(2,221,670)
Balance at December 31, 2006	15,000,000	15,000	3,502,961	(2,221,670)	1,296,291

Public shares of FXS converted to MSTI	3,788,888	3,789	(3,789)	-
Loan conversion from Parent Company	5,000,000	5,000	4,995,000	-	5,000,000
Issuance of shares for private placement	5,597,664	5,598	2,688,422	-	2,694,020
Warrants attached to debentures	-	-	931,465	-	931,465
Beneficial Conversion Feature	-	-	1,457,815	-	1,457,815
Warrants issued for placement services	-	-	119,052	-	119,052
Stock based compensation to consultants	400,000	400	337,100		337,500
Stock based compensation to employee	30,000	30	40,470		40,500
Stock based compensation	-	-	308,634	-	308,634

Net loss	-	-	-	(10,010,884)	(10,010,884)
Balance at December 31, 2007	29,816,552	$29,817	$14,377,130	$(12,232,554)	$2,174,393

See accompanying footnotes to consolidated financial statements

MSTI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

		Predecessor	Successor	Successor
	Twelve Months Ended	Twelve Months Ended
	December 31,	January 31,	February 1 to December 31,	January 1 to December 31,
	2007	2006	2006	2006
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss	$(10,010,884)	$(1,472,061)	$(2,221,670)	$(3,693,731)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Investment in affiliate	-	4,948	-	4,948
Impairment of Fixed Assets	493,512	-	-	-
Impairment of Goodwill	1,958,198	-	-	-
Registration rights liquidated damages	500,000	-	-	-
Amortization of the beneficial conversion feature of the convertible notes and warrants	464,586	-	-	-
Amortization of OID interest	307,038	-	-	-
Stock options and warrants issued in exchange of service	308,634	-	-	-
Common stock issued in exchange for services	337,500	-	-	-
Stock based compensation issued to employees	40,500	-	-	-
Amortization of financing costs	168,353	-	-	-
Depreciation, including Cable equipment and installations	744,953	25,691	389,476	415,167
Amortization	421,494	353	282,325	282,678
Due to/from affiliate	-	19,936	-	19,936
Increase / decrease in:
Accounts receivable, trade and other	(141,341)	77,928	(67,234)	10,694
Prepaid expenses and deposits	144,184	71,086	178,198	249,284
Customer deposits	6,000	-	-	-
Income tax payable, net of receivable	-	147,971	38,915	186,886
Deferred income tax and other, net	-	1,067,191	(1,109,292)	(42,101)
Deferred revenue	20,388	(5,535)	22,140	16,605
Accrued Payroll	15,780	-	-	-
Accounts payable, accrued expenses, net	775,412	178,939	64,008	242,947
Net Cash Provided by (Used In) Operating Activities	(3,445,698)	116,447	(2,423,134)	(2,306,687)

Cash Flows From Investing Activities:
Costs of Cable equipment and installations	(1,541,491)	(111,591)	(2,688,855)	(2,800,446)
Purchase of Newport assets	(1,118,294)	-	-	-
Purchase of property and equipment, net	(113,700)	(13,744)	(21,173)	(34,917)
Net Cash Used In Investing Activities	(2,773,485)	(125,335)	(2,710,028)	(2,835,363)

Cash Flows From Financing Activities:
Proceeds from (Repayment of) line of credit	-	45,963	(409,055)	(363,092)
Advances from Parent Company, net	(863,023)	-	5,603,310	5,603,310
Proceeds from sale of common stock, net of costs	2,694,020	-	-	-
Proceeds from issuance of convertible debentures, net of costs	6,050,000	-	-	-
Financing costs	(746,762)	-	-	-
Repayments of Notes Payable	(6,555)	(546)	(6,009)	(6,555)
Net Cash Provided By Financing Activities	7,127,680	45,417	5,188,246	5,233,663
Net Increase In Cash and Cash Equivalents	908,497	36,529	55,084	91,613
Cash and cash equivalents at the beginning of the period	114,468	22,855	59,384	22,855
Cash and cash equivalents at the end of the period	$1,022,965	$59,384	$114,468	$114,468

See accompanying notes to consolidated financial statements

MSTI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

		Predecessor	Successor
	Twelve months ended	Twelve months ended
	December 31 2007	January 31, 2006	February 1 to December 31, 2006	January 1 to December 31, 2006
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$199,976	$4,363	$417	$4,780
Income taxes paid	-	-	-	-

Non-cash transactions:
Amortization expense of the beneficial conversion feature	464,586	-	-	-
Amortization expense of warrants issued	307,038	-	-	-
Conversion of Parent Company Loan	5,000,000	-	-	-

Acquisition by Telkonet, Inc. (Note B):
Subscriber list - intangible asset	-	-	2,463,927	2,463,927
Goodwill	-	-	1,958,198	1,958,198
Investment by Telkonet, Inc.	-	-	4,379,259	4,379,259

Acquisition of Newport:
Subscriber list - intangible asset	1,980,187	-	-	-
Fixed assets acquired	668,107	-	-	-
Common stock of parent company	(1,530,000)	-	-	-
Direct acquisition costs	(98,294)	-	-	-
Cash paid for acquisition	(1,020,000)	-	-	-

See accompanying notes to consolidated financial statements

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

MSTI Holdings, Inc. (“the Company ”), is a carrier class communications technology company that specializes in providing true Quad-Play services including video, voice, high-speed internet and Wi-Fi to Multiple Tenant Units (MTUs) and Multiple Dwelling Units (MDUs).

In July 2007, the Company through its wholly-owned subsidiary, Microwave Satellite Technologies, Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership. Pursuant to the terms of the acquisition, the total consideration paid was $2,550,000, consisting of unregistered shares of Telkonet’s common stock, equal to $1,530,000, and $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the acquisition that were in good standing at that time. The consideration from escrow was released in October 2007 and a subscriber account adjustment was not required.

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

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

New Basis of Accounting

In January 2006, Telkonet, Inc., a Utah corporation (“Telkonet”) whose stock is listed for trading on the American Stock Exchange under the symbol (“TKO”), acquired a 90% interest in MST.

In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting , as a result of the change in control of us that occurred on January 31, 2006, the Company applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities. The Company bases its determination on independent appraisal reports, as well as internal judgments based upon the existing facts and circumstances. If the Company were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

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

Going Concern

The   accompanying   consolidated   financial   statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss and negative cash flows from operating activities of $10,010,884 and $3,445,698, respectively for the year ended December 31, 2007; accumulated deficit of $12,232,554 and a working capital deficit of $2,554,279 as of December 31, 2007.

The Company believes that anticipated revenues from operations will be insufficient to satisfy its ongoing capital requirements for at least the next 12 months.  If financial resources are insufficient, the Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its plan for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on its business, financial condition and results of operations.

The Company plans to take the following steps that it believes will be sufficient to provide it with the ability to continue as a going concern. The Company intends to raise capital through asset-based financing and/or the sale of its stock in private placements.  The Company believes that with this financing, it will be able to generate additional revenues that will allow it to continue as a going concern.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed the FDIC insurance limit. The allowance for doubtful accounts was $10,000 at December 31, 2007 and December 31, 2006, respectively.

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company determined that the value of its capitalized cable and related equipment has been impaired based upon its assessment of forecasted discounted cash flow from subscribers revenue and wrote off $493,512 of its value, based on the lower of the carrying amount or the fair value less costs to sell, for the year ended December 31, 2007 (Note E).

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. The Company determined that the value of goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off the entire $1,958,198 of its value during the year ended December 31, 2007 (Note C).

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

The Company accounts for revenue, costs and expenses related to its residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent. The capitalized cost of this equipment is depreciated from three to ten years, on a straight-line basis down to the Company's original estimate of the projected value of the equipment at the end of the scheduled lease term.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $236,436 and $187,093 in advertising costs during the years ended December 31, 2007 and 2006, respectively.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $10,010,884 and $3,693,731for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company’s current liabilities exceed its current assets by $2,554,279, with cash and cash equivalents representing $1,022,965.

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

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of December 31, 2007, the Company accrued an estimated penalty of $500,000 (see Note G).

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $308,634 and $0, respectively, net of tax effect.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE B - ACQUISITIONS

Acquisition by Telkonet, Inc..

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

The acquisition by Telkonet was accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The value of Telkonet common stock issued as a part of the acquisition was determined based on the average price of Telkonet common stock for several days before and after the acquisition.

The components of the purchase price were as follows:

	As Reported	Including Purchase Price Contingency (*)
Telkonet Common stock	$2,700,000	$7,200,000
Cash	1,800,000	1,800,000
Direct acquisition costs	117,822	117,822
Net Purchase price	$4,617,822	$9,117,822

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on the Company’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

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

The acquisition of MST resulted in the valuation of MST’s subscriber lists as intangible assets. This intangible asset is amortized over eight years, and amortization from the date of the acquisition through December 31, 2007, was taken as a charge against income in the statement of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the intangible asset subject to amortization was reviewed for impairment at December 31, 2007. Goodwill of $1,958,198, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Pursuant to the impairment test performed by us at December 31, 2007 on the goodwill and intangibles acquired, the Company determined that there were no changes in the carrying value of intangibles acquired. However, based on the Company’s assessment of its operating results and the forecasted discounted cash flow the goodwill was classified as impaired and the entire balance of $1,958,198 was written off during the year ended December 31, 2007.

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

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of management’s valuation to accurately evaluate this allocation. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was valued and could also change significantly pending the completion of management’s appraisal at $1,980,187 with an estimated useful life of eight years.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

	Years Ended
	December 31,
	Proforma	Proforma
	2007	2006

Total revenues	$3,777,779	$3,747,581

Net (loss)	$(10,033,634)	$(3,627,728)
Basic (loss) per share	$(0.43)	$(0.24)
Diluted (loss) per share	$(0.41)	$(0.24)

NOTE C - INTANGIBLE ASSETS

At December 31, 2007, intangible assets are stated at their estimated fair market value (determined June 8, 2006), less amortization from January 31, 2006, to December 31, 2007. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company.

Total identifiable intangible assets acquired and their carrying values at December 31, 2006, are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total Amortized Identifiable Intangible Assets	2,463,927	(282,325)	2,181,602	-
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(282,325)	$2,181,602	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - Newport	$1,980,187	$(113,448)	$1,866,739	$-	8.0
Subscriber lists - Telkonet	2,463,927	(590,316)	1,873,611	-	8.0

Total Amortized Identifiable Intangible Assets	4,444,114	(703,764)	3,740,350	-
Unamortized Identifiable Intangible Assets:	None
Total	$4,444,114	$(703,764)	$3,740,350	$-

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Total amortization expense charged to operations for the years ended December 31, 2007 and 2006 was $421,494 and $282,325, respectively.

Estimated amortization expense as of December 31, 2007, is as follows:

2008	$555,514
2009	555,514
2010	555,514
2011	555,514
2012	555,514
Thereafter	962,780
Total	$3,740,350

The Company maintained intangible assets of $42,688, net of $20,812 accumulated amortization until January 31, 2006. The amortization expense for January 2006 amounted to $353. The asset was amortized over a 15 year period and subsequently included in the value of the subscriber list asset as of the January 31, 2006, acquisition by Telkonet.

Goodwill Impairment

Based on management’s assessment of the Company’s operating results and its forecasted discounted cash flow, goodwill was classified as impaired and the entire balance of $1,958,198 was written off during the year ended December 31, 2007.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at December 31, 2007, and December 31, 2006, consists of the following:

	2007	2006
Leasehold Improvements	$264,169	$169,636
Office Fixtures and Furniture	118,045	98,878
Total	382,214	268,514
Accumulated Depreciation	(82,385)	(37,683)
Net of property and equipment	$299,829	$230,831

Depreciation expense was $44,702 and $34,735 for the years ended December 31, 2007 and 2006, respectively. At January 31, 2006, the Telkonet acquisition date, the Company adjusted the property, plant and equipment to net book value resulting in a write-down of accumulated depreciation (see Note A).

NOTE E - CABLE EQUIPMENT AND INSTALLATIONS

The Company currently maintain service agreements with approximately twenty two (22) MDU and MTU properties and the equipment is capitalized under Cable Equipment and Installations. Generally, under the terms of a service agreement, the Company provides (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee.

Equipment maintained for customers under Cable Equipment and Installations is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are three to ten years. Cable equipment and installations at December 31, 2007, and 2006 consist of the following:

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
	December 31, 2007	December 31, 2006
Cable equipment and installations	$5,286,580	$3,684,237
Less: accumulated depreciation	(930,607)	(344,045)
Capitalized cable equipment and installations, net of accumulated depreciation	$4,355,973	$3,340,192

Impairment of Long-Lived Assets

The Company evaluated its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to held and used is measured by comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.

The Company determined that the value of the capitalized equipment has been impaired based on its assessment of the forecasted undiscounted cash flow from the subscribers revenue and has written off $493,512 of its value, based on the lower of the carrying amount or the fair value less costs to sell, for the year ended December 31, 2007.

Depreciation expense was $700,251 and $487,570 for the years ended December 31, 2007 and 2006, respectively. At January 31, 2006, the Telkonet acquisition date, the Company adjusted the cable equipment and installations to net book value resulting in a write-down of accumulated depreciation (see Note A).

The following is a schedule of minimum future rentals under bulk services of non-cancelable operating agreements as of December 31, 2007:

2008	$512,814
2009	484,914
2010	456,972
2011	315,934
2012	256,925
Thereafter	75,305
Total	$2,102,864

NOTE F - LONG-TERM INVESTMENTS

Interactivewifi.com, LLC

The Company has investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at December 31, 2007. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York through a joint venture with us. The Company accounted for this investment under the cost method, as we do not have the ability to exercise significant influence over operating and financial policies of the investee. The Company reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of the Company’s investment in Interactivewifi.com amounted to $54,803 as of December 31, 2007 and 2006.

NOTE G – SENIOR CONVERTIBLE DEBENTURES

A summary of convertible promissory notes payable at December 31, 2007, and December 31, 2006, is as follows:

	2007	2006
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at The Company’s option, and mature on April 30, 2010	$6,576,350	$-
Original Issue Discount - net of accumulated amortization of $307,037 and $0 at December 31, 2007, and December 31, 2006, respectively.	(219,312)	-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $283,464 and $0 at December 31, 2007, and December 31, 2006, respectively.	(1,174,351)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $181,122 and $0 at December 31, 2007, and December 31, 2006, respectively.	(750,343)	-

Total	$4,432,344	$-
Less: current portion	-	-
	$4,432,344	$-

Aggregate maturities of long-term debt as of December 31, 2007, are as follows:

Amount
2008	$-
2009	-
2010	6,576,350
Total	$6,576,350

During the year ended December 31, 2007, the Company issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 12 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock, subject to certain limitations. Additionally, the holders of the debentures have a security interest in all of the Company’s assets and those of its subsidiaries. As a result, if the Company defaults under its obligations to the Debenture holders, the Debenture holders could foreclose its security interest and liquidate some or all of these assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $1,457,815 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended December 31, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (three years) as interest expense.

In connection with the placement of the Debentures, MSTI Holdings Inc. also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of its common stock at an exercise price of $1.00 per share. MSTI Holdings Inc. valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $931,465 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

In connection with the issuance of the Debentures, MSTI Holdings Inc. incurred placement fees of $423,500. Additionally, the Company issued to such agents five-year warrants to purchase 708,222 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00.

The Company amortizes the original issue discount, the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $307,038, $283,464, and $181,122, respectively, for the year ended December 31, 2007.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Registration Rights Liquidated Damages

On May 24, 2007, the Company’s majority-owned subsidiary, MSTI Holdings, Inc. completed a private placement, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 per share, for total proceeds of $2,694,020.  Additionally, MSTI Holdings, Inc. also sold senior convertible debentures for total proceeds of $6,050,000.  The debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock.  In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share.

The Company agreed to file a “resale” registration statement with the SEC within 60 days after the final closing of the private placement and the issuance of the debentures covering all shares of common stock sold in the private placement and underlying the debentures, as well as the warrants attached to the private placement. The Company has agreed to its best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the debentures.

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

The registration rights agreement requires the payment of liquidated damages to the investors of approximately 1% per month of the aggregate proceeds of $9,128,717, or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of MSTI Holdings, Inc.  In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $500,000 as of December 31, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

Waiver from certain holders

On February 11, 2008, the Purchasers executed a letter agreement (the “Letter Agreement”) with us containing, among other things, the following:

(i)
The Purchasers waived any non-compliance with the Securities Purchase Agreement, along with any and all related penalties, damages and claims, in connection with the Company’s issuance of (A) $3 million of shares of common stock to Telkonet, Inc., (B) shares of common stock in connection with acquisitions or strategic transactions approved by the Company’s directors, but not including a transaction where the shares are being issued primarily for the purpose of raising capital or to an entity whose primary business is investing in securities, and (C) 2,000,000 shares of common stock to employees and consultants under the Company’s 2007 Stock Incentive Plan at an exercise price of no less than $0.65 per share;

(ii)
The Purchasers waived any non-compliance with the Registration Right Agreement, along with any default, breach or threatened breach, arising under the Registration Rights Agreement, the Debentures or the Warrants, and waiving any Liquidated Damages, in each case resulting or that could result from the Company’s failure to have the Registration Statement declared effective by the SEC by the Effectiveness Date. In exchange for the investors waiving their rights to Liquidated Damages, the Company agreed to reduce the exercise price of the Warrants from $1.00 to $0.65;

(iii)	If Frank Matarazzo ceases being the Company’s Chief Executive Officer, that would be an event of default under the Debentures; and

(iv)	The exercise price of all of the Company’s outstanding options and warrants was set at $0.65 per share.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Also, the Company has received waivers from a majority of the unit investors, in a letter dated February 12, 2008, whereby they waived among other things all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner. The Company agreed to reduce the exercise price of the Warrants from $1.00 to $0.65.

NOTE H – NOTE PAYABLE

The following are the maturities of note payable at December 31:

	2007	2006	Maturity Date
Note payable in monthly installments of $547 with no interest. The note is collateralized by transportation equipment.	$547	$7,102	January 2008

Less: current portion	547	6,555

Amount Due After One Year	$-	$547

NOTE I - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2007 and December 31, 2006, the Company had no preferred stock issued and outstanding. The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2007 and 2006, the Company had 29,816,552 and 15,000,000 shares of common stock issued and outstanding, respectively.

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

Additionally, 5,597,664 shares of MSTI common stock were issued pursuant to a private placement. These shares were valued at $0.55 per share for a purchase price of $ $2,694,020, net of $384,696 in placement fees and other costs. The Company also issued warrants to purchase 2,798,836 shares of its common stock at an exercise price of $1.00 per share in this private placement transaction. In connection with this private placement, the Company issued the placement agent five-year warrants to purchase an aggregate of 391,838 shares of common stock at an exercise price of $1.00 per share.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to its employees under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.65	4,278,000	9.4	$0.65	675,000	$0.65
	4,278,000	9.4	$0.65	675,000	$0.65

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	-	$-
Granted	4,278,000	0.65
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	4,278,000	$0.65

The weighted-average fair value of stock options granted to employees during the period ended December 31, 2007, and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.0%	-
Expected stock price volatility	54.0%	-
Expected dividend payout	-	-
Expected option life-years	10.0	-
Expected forfeiture rate	-	-
Fair value per share of options granted	$0.46	$-

The expected life of awards granted represents the period of time that they are expected to be outstanding. Upon issuance of the above stock options, the Company had no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and do not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The Company estimated the volatility of its common stock by evaluating peer group companies. Peer group companies are chosen based on industry, size and annual revenue. Based on these criteria, the Company identified 20 companies in the peer group. These peer group companies include Comcast Corp., Time Warner, Viacom, Shaw Communications, Lodgenet Entertainment, Crown Media, Speedus Corp. and The Players Network. The Company has taken an average of the historical volatility of each of the peer group companies’ common stock to establish the expected volatility of its common stock over the life of the option awards.

The Company bases the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

The Company has not paid any cash dividends on its common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.

Total stock-based compensation expense related to stock options recognized in the consolidated statement of losses for the year ended December 31, 2007, was $308,634, net of tax effect. The aggregate intrinsic value of options outstanding and unvested at December 31, 2007, is $0. At December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $2,485,926.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the private placement of common stock and convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	8,957,626	4.9	$1.00	8,957,626	$1.00
	8,957,626	4.9	$1.00	8,957,626	$1.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	-	$
Granted	8,957,626		1.00
Exercised	-		-
Canceled or expired	-		-
Outstanding at December 31, 2007	8,957,626		$1.00

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On May 24, 2007, the Company completed a private placement, pursuant to which we issued 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock at an exercise price of $1.00 per share, for net proceeds of $2,694,020. In connection with this private placement, we incurred placement agent fees of approximately $215,510, and issued the placement agent five-year warrants to purchase an aggregate of 391,838 shares of common stock at an exercise price of $1.00 per share. In addition, we incurred other professional fees and expenses totaling approximately $336,800 in connection with the reverse merger and private placement.

On May 24, 2007, and May 25, 2007, the Company also sold senior convertible debentures in the aggregate principal amount of $6,050,000 (plus an 8% original issue discount added to such principal amount). The debentures bear 8% interest per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock, subject to certain limitations. In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

NOTE K - RELATED PARTY TRANSACTIONS

The Company has a co-marketing agreement with Telkonet. The Company made payments of $19,060 and $136,035 to Telkonet pursuant to the terms of this agreement in the years ended December 31, 2007, and 2006, respectively.

As of December 31, 2007, and 2006, we have a balance due to Telkonet, Inc., in the amount of $1,270,287 and $5,603,310, respectively, for loans made to us. The loans between the companies relate to advances from Telkonet, Inc. for their common stock equal to $1,530,000 in conjunction with the Newport Telecommunications, Inc. acquisition on July 18, 2007 and net of inter-company advances of $259,713 which also includes certain shared services for professional fees, administrative and other operating matters. The loans are unsecured and bear interest at the prime rate calculated monthly. In connection with the Merger, $5,000,000 of such indebtedness was converted into 5,000,000 shares of the Company’s common stock at a conversion prime of $1.00 per share.

On August 17, 2005, we issued a non-interest bearing demand promissory note in the amount of $100,000 due to Frank Matarazzo, the Company’s Chief Executive Officer, evidencing his $100,000 loan to the Company. On May 10, 2007, we issued an additional non-interest bearing demand promissory note in the amount of $60,000 to Mr. Matarazzo, evidencing an additional loan by him in such amount. Both notes were repaid in full in July 2007. An estimated $291,000 income tax receivable due to us for certain carry-back tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo.

In February 2006, the Company entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for consulting services for which GTI is paid a fee of $10,000 per month. GTI is 100% owned by Eileen Matarazzo, the sister-in-law of MST’s Chief Executive Officer. The agreement has been extended through February 2009. For the years ended December 31, 2007 and 2006, the Company paid and expensed $110,000 and $90,000, respectively.

The Company’s Chief Administrative Officer is the sister of the Chief Executive Officer of MST and receives an annual base salary of approximately $134,000 with bonuses and benefits based upon the Company’s internal policies.

NOTE L - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the successor period February 1 to December 31, 2006, the Company was included in the consolidated tax return of Telkonet, Inc. and Subsidiaries. For purposes of preparing separate financial statements, the Company has elected to use the separate return method of allocating tax expense.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Significant components of the provision (benefit) for income taxes for the following years are as follows:

	Period Ended December 31, 2007		Successor February 1 to December 31, 2006		Predecessor January 31, 2006

Current:
Federal	$	---	$	---	$(143,109)
State		---		---	--

		---		---	(143,109)

Deferred:
Federal		---		(896,219)	913,201
State		---		(174,158)	154,070

	$	---		$(1,070,377)	$1,067,191

Total income tax expense (benefit)	$	---		$(1,070,377)	$924,162

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	Period Ended December 31, 2007		Successor February 1 to December 31, 2006	Predecessor January 31, 2006
Tax provision computed at the statutory rate		$(3,403,701)	$(1,118,519)	$845,258
Deferred state income taxes, net of federal income tax benefit			(256,935)	(20,168)
Payment to shareholder				98,940
Stock Compensation		216,117	--	--
Goodwill Impairment		665,787	--	--
Book expenses not deductible for tax purposes		114,013	7,454	132
Change in valuation allowance for deferred tax assets		2,407,784	297,623	--
Income tax expense	$	---	$(1,070,377)	$924,162

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2007		2006
Deferred Tax Assets:
Net operating loss carryforwards		$3,403,140	$1,211,995
Property and equipment		281,913	--
Reserve		214,065	--
Other		43,478	20,438
Total deferred tax assets		3,942,595	1,232,433

Deferred Tax Liabilities:
Property and equipment, principally due to differences in depreciation			(14,678)
Acquired intangibles		(781,837)	(913,570)
Beneficial Conversion		(502,774)	--
Other		(3,490)	(6,562)
Total deferred tax liabilities		(1,288,101)	(934,810)

Valuation allowance		(2,654,494)	(297,623)
Net deferred tax assets	$	---	$--

The Company has provided a valuation allowance against the full amount of its net deferred tax assets at December 31, 2006 and December 31, 2007, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

At December 31, 2007 and December 31, 2006, the Company has net operating loss carryforwards of approximately $8.0 million and $2.8 million, respectively, for federal income tax purposes which will expire beginning in 2027. Federal NOLs generated prior to the acquisition date are to be carried back to pre-acquisition tax periods. The NOL deferred tax asset does not include any pre-FAS 123R implementation excess tax benefits. None of the NOLs at December 31, 2007 and December 31, 2006 relate to stock option expense for which subsequently recognized tax benefits will be allocated to capital in excess of par value. No tax deduction benefit from the exercise of stock options was recorded to capital in excess of par value for the years ended December 31, 2007 and 2006.

The Company has established a contingency reserve related to income taxes in accordance with SFAS No. 5. These reserves predominantly relate to the tax treatment of compensation from Microwave Satellite Technologies, Inc.’s pre-acquisition period. This reserve was recorded through book expense in a prior period.

The Company’s post-acquisition NOL may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOLs are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. Subsequent to the acquisition in 2006, the Company may have experienced such an ownership change. Since NOLs generated prior to the acquisition are carried back to a pre-acquisition period, a section 382 limitation would not apply to their utilization.

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE M – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007, and 2006 are as follows:

	2007	2006
Accounts payable	$1,036,684	$473,760
Accrued payroll and payroll taxes	98,605	60,471
Other	727,629	421,572
Total	$1,862,918	$955,803

NOTE N - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases approximately 12,600 square feet of office and warehouse space in Hawthorne, New Jersey for approximately $6,897 per month. The current lease term expires on April 30, 2010 at which time the Company will have the option to extend the lease for an additional five-year period. The Company also rents office space from 25 River Drive South Urban Renewal Co. for approximately $2,500 per month. This lease will expire in December 2009.

The Company leases approximately 64 square feet at a collocation facility located in New York City for its telecommunications and video equipment, at a monthly rent of $1,664.

The Company has a license to maintain a major point-of-presence at the Trump International Hotel and Tower Condominium located at Columbus Circle in New York City. Pursuant to the license agreement, the Company has the right to install antennas and other equipment on the building’s rooftop and in certain equipment storage areas for a license fee of $3,800 per month. The term of the agreement expires on June 30, 2012.

The Company believes its current facilities are adequately covered by insurance, and are adequate for its immediate and near-term needs. Additional space may be required as the Company expands its activities. The Company does not currently foresee any significant difficulties in obtaining any required additional facilities.

Effective January 1, 2007, the Company entered into a license and right of entry agreement with Hudson Conduit Associates, LLC for the right use a certain conduit. In accordance with the agreement, the Company shall pay annual license fees of $30,000 for the initial term of the agreement. The initial term of this agreement shall expire on December 31, 2016, with the option to renew and extend the term for two additional five year periods.

Commitments for minimum rentals under non cancelable leases at December 31, 2007, are as follows:

2008	$177,056
2009	169,626
2010	57,588
2011	30,000
Thereafter	150,000
Total	$584,270

Rental expenses charged to operations for the year ended December 31, 2007, and 2006 are $106,485 and $77,264, respectively.

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Contingencies

Comcast of Jersey City LLC has petitioned the City of Jersey City Board of Public Utilities (“BPU”) for access to certain buildings that currently receive telephone and internet services from the Company. In prior years, BPU has adopted decisions granting such access to various buildings served by the Company. Newport Associates Development Co. has appealed these decisions; however, Comcast has been a second supplier of internet service in certain buildings since 2003. In March 2007, BPU in two separate decisions granted Comcast access to two additional buildings known as Pacific and Abraham Lincoln.

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

Senior Convertible Debentures

On February 11, 2008, the Purchasers executed a letter agreement with MSTI containing, among other things, in the event Frank Matarazzo ceases being the Chief Executive Officer of MSTI that would be an event of default under the Debentures.

Employment and Consulting Agreements

The Company’s Chief Executive Officer is employed pursuant to an employment agreement that provides for an annual salary of $300,000 and expires December 31, 2011.

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either we or Consultant terminates such engagement by written notice.

NOTE O - 401K PROFIT SHARING PLAN

The Company maintains a defined contribution profit sharing plan for employees (the “401(k)”), administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of three months of employment, subject to minimum age requirements. Each year the Company makes a contribution to the 401(k) without regard to current or accumulated net profits of the Company. These contributions are allocated to participants in amounts of 100% of the participants’ contributions up to 1% of each participant’s gross pay, then 10% of the next 5% of each participant’s gross pay (a higher contribution percentage may be determined at the Company’s discretion). In addition, the Company makes a one-time, annual contribution of 3% of each participant’s gross pay to each participant’s contribution account in the 401(k) plan. Participants become vested in equal portions of their Company contribution account for each year of service until full vesting occurs upon the completion of six years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments. The expense for these benefits was $65,812 for the year ended December 31, 2007.

NOTE P - SUBSEQUENT EVENTS

Amendment to Securities Purchase Agreement

In the Company’s May 2007 private offering of convertible debentures (the “Debentures”) and warrants (the “Warrants”), the Company entered into (a) a Securities Purchase Agreement with the purchasers of the Debentures and Warrants (the “Purchasers”), which prohibited the Company from issuing shares of common stock or common stock equivalents until 90 days after a registration statement registering all of the common stock underlying the Debentures and Warrants (the “Registration Statement”) is declared effective by the Securities and Exchange Commission (the “SEC”), subject to certain limited exceptions, and (b) a Registration Rights Agreement with the Purchasers, which stated that if the Registration Statement was not declared effective by the SEC on or before November 21, 2007 (the “Effectiveness Date”), the Company would be required to pay to each Purchaser, for each month in which the Registration Statement had not been declared effective, an amount in cash equal to 1% of the aggregate purchase price paid by such Purchaser for any unregistered securities then held by such Purchaser (“Liquidated Damages”).

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On February 11, 2008 the Purchasers executed a “Letter Agreement” with the Company containing among other things to waive clause (a) and (b) above The Company agreed to reduce the exercise price of the Warrants from $1.00 to $0.65.

Also, the Company received waivers from a majority of the Unit Investors, in a letter dated February 12, 2008, whereby they waived among other things all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner. The Company agreed to reduce the exercise price of the Warrants from $1.00 to $0.65.

Amendment to Private Placement Agreement

In connection with the Company’s May 2007 private offering of shares of common stock (the “Shares”) and warrants to purchase common stock (the “Warrants”), the Company entered into a Registration Rights Agreement, as amended, with the purchasers of the Shares and Warrants (the “Purchasers”), which stated that if the Registration Statement was not declared effective by the SEC on or before November 21, 2007 (the “Effectiveness Date”), the Company would be required to pay to each Purchaser, for each month in which the Registration Statement had not been declared effective, an amount in cash equal to 1% of the aggregate purchase price paid by such Purchaser for any unregistered securities then held by such Purchaser (“Liquidated Damages”).

On March 31, 2008, the Purchasers executed a letter agreement (the “Letter Agreement”) containing, among other things, the following:

(i)
The Purchasers waived any non-compliance with the registration requirements discussed above, along with any default, breach or threatened breach, arising under the Registration Rights Agreement and any other documents, including the Warrants and related subscription agreements, and waiving any Liquidated Damages, in each case resulting or that could result from the Company’s failure to have the Registration Statement declared effective by the SEC by the Effectiveness Date. In exchange for the investors waiving their rights to Liquidated Damages, the Company agreed to reduce the exercise price of the Warrants from $1.00 to $0.65; and

(ii)	The exercise price of all of the Company’s outstanding options and warrants was set at $0.65 per share.