Form 10-Q
period 2008-03-31
MSTI Holdings, Inc.
filed 2008-05-15
CIK 1372305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52862

MSTI Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0240347
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

259-263 Goffle Road Hawthorne, New Jersey	07506
(Address of Principal Executive Offices)	(Zip Code)

(973) 304-6080
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of May 12, 2008, there were 29,816,552 shares of the issuer’s common stock outstanding.

Table of Contents

		Page
Part Part I	FINANCIAL INFORMATION

ItemItem 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 (audited)	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item Item 4T.	Controls and Procedures	23

Part Part II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008	December 31, 2007
Current Assets:	(unaudited)
Cash and cash equivalents	$263,930	$1,022,965
Accounts receivable, net of allowance for doubtful accounts of $10,000 at March 31, 2008 and December 31, 2007	169,864	241,487
Other current assets	336,160	222,872
Total current assets	769,954	1,487,324

Property and equipment, at cost (Note D):
Furniture and equipment	382,214	382,214
Less: accumulated depreciation	92,214	82,385
Total property and equipment, net	290,000	299,829

Cable equipment and installations, at cost (Note E):
Cable equipment and installations, at cost	5,947,744	5,286,580
Less: accumulated depreciation	1,138,663	930,607
Total Cable equipment and installations, net	4,809,081	4,355,973

Other assets:
Intangible assets, net of accumulated amortization of $842,644 and $703,764 at March 31, 2008 and December 31, 2007, respectively (Note C)	3,601,470	3,740,350
Goodwill (Note B)
Financing costs, net of accumulated amortization of $240,504 and $168,353 at March 31, 2008 and December 31, 2007	625,310	697,461
Investment in affiliates (Note F)	54,803	54,803
Deposits	12,600	12,600
Total other assets	4,294,183	4,505,214

Total Assets	$10,163,218	$10,648,340

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,099,642	$1,862,918
Current portion of long-term debt and capital lease obligations (Note H)	36,663	547
Registration rights liability (Note G)	-	500,000

Income tax refund due to officer (Note K)	291,000	291,000
Due to Parent Company (Note K)	1,362,158	1,270,287
Deferred revenue	136,666	116,851
Total current liabilities	3,926,129	4,041,603

Long-term liabilities:
Convertible debentures, net of discount (Note G)	3,836,724	4,432,344
Capital lease payable - non current (Note H)	186,942	-
Total long-term liabilities	4,023,666	4,432,344

Total Liabilities	7,949,795	8,473,947

Commitments and contingencies (Note L)	-	-

Stockholders’ equity (Note I)
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,816,552 shares issued and outstanding at March 31, 2008 and December 31, 2007	29,817	29,817
Additional paid-in capital	15,793,019	14,377,130
Accumulated deficit	(13,609,413)	(12,232,554)
Total Stockholders’ equity	2,213,423	2,174,393
Total Liabilities and Stockholders’ Equity	$10,163,218	$10,648,340

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
( UNAUDITED )

	For the three months ended March 31,
	2008	2007
Revenue, net	$921,455	$486,906

Cost of Sales	948,042	789,497

Gross Loss	(26,587)	(302,591)

Operating Expenses:
Selling, general and administrative	1,060,067	772,654
Employee stock options	133,301	-
Depreciation and amortization	148,707	88,185
Total Operating Expense	1,342,075	860,839

Loss from Operations	(1,368,662)	(1,163,430)

Other Income (Expense):
Registration rights liquidated damages	500,000	-
Other income	270,950
Interest Income	2,294	4
Interest Expense	(781,441)	(117,713)
Total Other (Expenses)	(8,197)	(117,709)

Loss Before Provision for Income Taxes	(1,376,859)	(1,281,139)

Provision for Income Taxes	-

Net Loss	$(1,376,859)	$(1,281,139)

Loss per common share (basic and diluted)	$(0.05)	$(0.09)

Weighted average common shares for computation	29,816,552	15,000,000

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
( UNAUDITED )

	Common Shares Issued	Common Stock Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit )	Total
Balance at December 31, 2007	29,816,552	$29,817	$14,377,130	$(12,232,554)	$2,174,393

Warrants attached to debentures	-	-	641,294	-	641,294
Beneficial conversion feature	-	-	641,294	-	641,294
Stock based compensation	-	-	133,301	-	133,301

Net loss	-	-	-	(1,376,859)	(1,376,859)
Balance at March 31, 2008	29,816,552	$29,817	$15,793,019	$(13,609,413)	$2,213,423

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
( UNAUDITED )

	For The Three Months Ended March 31,
	2008	2007
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss	$(1,376,859)	$(1,281,138)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Registration rights liquidated damages	(500,000)
Amortization of the debt discount for the beneficial conversion feature of convertible notes and warrants	555,381	-
Amortization of OID interest	131,587
Stock options and warrants issued in exchange of service	133,301	-
Amortization of financing costs	72,151	-
Depreciation, including Cable equipment and installations	217,885	150,510
Amortization	138,880	76,998
Increase / decrease in:
Accounts receivable, trade and other	71,623	(17,573)
Prepaid expenses and deposits	(91,904)	(92,243)
Deferred revenue	19,815	(69)
Accrued payroll	(49,001)
Accounts payable, accrued expenses, net	285,725	154,073
Net Cash Provided by (Used In) Operating Activities	(391,416)	(1,009,442)

Cash Flows From Investing Activities:
Costs of Cable equipment and installations	(456,363)	(242,877)
Purchase of property and equipment, net	-	(3,180)
Net Cash (Used In) Investing Activities	(456,363)	(246,057)

Cash Flows From Financing Activities:
Proceeds (Repayment) from line of credit
Advances from Parent Company, net	91,871	1,269,606
Repayment of capital leases	(2,580)	-
Repayments of Notes Payable	(547)	(1,639)
Net Cash Provided By Financing Activities	88,744	1,267,967
Net Increase (Decrease) In Cash and Equivalents	(759,035)	12,468
Cash and cash equivalents at the beginning of the period	1,022,965	114,468
Cash and cash equivalents at the end of the period	$263,930	$126,936

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
( UNAUDITED )

	For The Three Months Ended March 31,
	2008	2007
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$3,012	-

Non-cash transactions:
Amortization of the debt discount for the beneficial conversion feature of convertible notes and warrants	555,381	-
Amortization of OID interest	131,587	-

Capital lease obligations	226,185	-

MSTI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-KSB filed on April 15, 2008.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $1,376,859 for the three month period ended March 31, 2008, accumulated deficit of $13,609,413 and working capital deficit of $3,156,175. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or in other form. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company plans to take the following steps that it believes will be sufficient to provide it with the ability to continue as a going concern. The Company intends to raise capital through asset-based financing and/or the sale of its stock in private placements.  The Company believes that with this financing, it will be able to generate additional revenues that will allow it to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional financing.

Business and Basis of Presentation

MSTI Holdings, Inc. ( “the Company ”), is a carrier class communications technology company that specializes in providing true Quad-Play services including video, voice, high-speed internet and Wi-Fi to Multiple Tenant Units (MTUs) and Multiple Dwelling Units (MDUs).

In July 2007, the Company acquired substantially all of the assets of Newport Telecommunications Co. (“NTC”), a New Jersey general partnership. Pursuant to the terms of the acquisition, the total consideration paid was $2,550,000, consisting of unregistered shares of Telkonet’s common stock, equal to $1,530,000, and $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the acquisition that were in good standing at that time. The consideration from escrow was released in October 2007 and a subscriber account adjustment was not required.

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

The accompanying unaudited condensed consolidated financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with FXS. In accordance with the merger, the Company will maintain a calendar year-end.

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

Concentrations of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $10,000 at March 31, 2008 and December 31, 2007, respectively.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $58,853 and $65,282, during the three months ended March 31, 2008 and 2007, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of $1,376,859 and $1,281,139 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company's current liabilities exceed its current assets by $3,156,175, with cash and cash equivalents representing $263,930.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of December 31, 2007, the Company had accrued an estimated penalty of $500,000 (see Note G).

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact, if any, on our consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. We do not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on our consolidated financial statements.

NOTE B - ACQUISITIONS

Acquisition of Newport Telecommunications Co.

On July 18, 2007, Microwave Satellite Technologies, Inc., the wholly-owned subsidiary of MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“NTC”), relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the NTC acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of Telkonet’s common stock, equal to $1,530,000 (which is based on the average closing prices for Telkonet common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments. The total consideration was to be increased or decreased depending on the number of subscriber accounts acquired in the NTC acquisition that were in good standing at that time. Upon calculation of the subscriber accounts, no adjustments were required to be made. The stock certificates representing Telkonet common stock, and $510,000 of the cash consideration were paid to an escrow agent to be released after the final determination of the number of subscriber accounts in good standing acquired at closing. The consideration from escrow was released in October 2007.

The acquisition of NTC was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of Telkonet’s common stock issued as a part of the acquisition was determined based on the average closing prices for Telkonet common stock for the ten trading days immediately prior to the closing date. The results of operations for NTC have been included in the Consolidated Statements of Operations since the date of acquisition.  The components of the purchase price were as follows:

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

	Three Months Ended
	March 31,
	Actual	Proforma
	2008	2007

Product revenue	$172,589	$87,571
Subscriber revenue	748,866	870,049
Total revenues	921,455	957,620

Net (loss)	$(1,376,859)	$(1,253,228)
Basic (loss) per share	$(0.05)	$(0.04)
Diluted (loss) per share	$(0.05)	$(0.04)

NOTE C - INTANGIBLE ASSETS

At March 31, 2008, intangible assets are stated at their estimated fair market value less amortization from January 31, 2006 to March 31, 2008. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company.

Total identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - Newport	$1,980,187	$(113,448)	$1,866,739	$-	8.0
Subscriber lists - Telkonet	2,463,927	(590,316)	1,873,611	-	8.0

Total Amortized Identifiable Intangible Assets	4,444,114	(703,764)	3,740,350	-
Unamortized Identifiable Intangible Assets:	None
Total	$4,444,114	$(703,764)	$3,740,350	$-

Total identifiable intangible assets acquired and their carrying values at March 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - Newport	$1,980,187	$(175,329)	$1,804,858	$-	8.0
Subscriber lists - Telkonet	2,463,927	(667,315)	1,796,612	-	8.0

Total Amortized Identifiable Intangible Assets	4,444,114	(842,644)	3,601,470	-
Unamortized Identifiable Intangible Assets:	None
Total	$4,444,114	$(842,644)	$3,601,470	$-

Total amortization expense charged to operations for the three months ended March 31, 2008 was $138,880. Estimated amortization expense as of March 31, 2008 is as follows:

Fiscal
April 1 - December 31, 2008	$416,636
2009	555,514
2010	555,514
2011	555,514
2012	555,514
Thereafter	962,778
Total	$3,601,470

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at March 31, 2008 and December 31, 2007 consists of the following:

	2008	2007
Leasehold Improvements	$264,169	264,169
Office Fixtures and Furniture	118,045	118,045
Total	382,214	382,214
Accumulated Depreciation	(92,214)	(82,385)
	$290,000	299,829

Depreciation expense included as a charge to income was $9,828 and $11,188 for the three months ended March 31, 2008 and 2007, respectively. At January 31, 2006, the Telkonet acquisition date, the Company was obligated to adjust the property, plant and equipment to net book value resulting in a write-down of accumulated depreciation (see Note A).

NOTE E - CABLE EQUIPMENT AND INSTALLATIONS

The Company currently maintains service agreements with approximately twenty-two MDU and MTU properties in the New York area and additionally, the marketing program signed with Newport Telecommunications has given the Company access to approximately sixteen MDU and MTU properties in the NJ area. The infrastructure equipment cost is capitalized under Cable Equipment and Installations. Generally, under the terms of a service agreement, the Company provides either (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee.

Equipment maintained for customers under Cable Equipment and Installations is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are three to ten years. Cable equipment and installations at March 31, 2008 and December 31, 2007 consist of the following:
	March 31, 2008	December 31, 2007
Cable equipment and installations	$5,947,744	$5,286,580
Less: accumulated depreciation	(1,138,663)	(930,607)
Capitalized equipment, net of accumulated depreciation	4,809,081	4,355,973
Less: estimated reserve for residual values	-	-
Capitalized Cable equipment and installations, net	$4,809,081	$4,355,973

Depreciation expense included as a charge to income was $208,056 and $139,322 for the three months ended March 31, 2008 and 2007, respectively.

The following is a schedule by years of minimum future rentals under bulk services of non-cancelable operating agreements as of March 31, 2008:

2008 (nine months)	$384,610
2009	484,914
2010	456,972
2011	315,934
2012	256,925
Thereafter	75,305
Total	$1,974,660

NOTE F - LONG-TERM INVESTMENTS

Interactivewifi.com, LLC

MST maintains an investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at March 31, 2008. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York through a joint venture with MST. MST accounted for this investment under the cost method, as MST does not have the ability to exercise significant influence over operating and financial policies of the investee. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of MST’s investment in Interactivewifi.com amounted to $54,803 as of March 31, 2008 and December 31, 2007.

NOTE G- SENIOR CONVERTIBLE DEBENTURES

A summary of convertible promissory notes payable at March 31, 2008 and December 31, 2007 is as follows:

	2008	2007
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010	$6,576,350	$6,576,350
Original Issue Discount - net of accumulated amortization of $438,625 and $307,037 at March 31, 2008, and December 31, 2007, respectively.	(87,725)	(219,312)
Debt Discount - beneficial conversion feature, net of accumulated amortization of $583,086 and $283,464 at March 31, 2008, and December 31, 2007, respectively.	(1,516,023)	(1,174,351)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $436,881 and $181,122 at March 31, 2008, and December 31, 2007, respectively.	(1,135,878)	(750,343)

Total	$3,836,724	$4,432,344
Less: current portion	-	-
	$3,836,724	$4,432,344

Aggregate maturities of long-term debt as of March 31, 2008 are as follows:

Three months ended March 31	Amount
2008
2009
2010	$6,576,350
Total	$6,576,350

On May 24, 2007, the Company issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 12 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of common stock, subject to certain limitations. Additionally, the holders of the Debentures have a security interest in all of the Company ’s assets and those of its subsidiaries. As a result, if the Company defaults under its obligations to the Debenture holders, the Debenture holders could foreclose its security interest and liquidate some or all of these assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $2,099,109 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the period ended March 31, 2008. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (three years) as interest expense. On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the beneficial conversion feature for the three months ended March 31, 2008.

In connection with the placement of the Debentures, the Company has also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of our common stock at an exercise price of $1.00 per share. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 192%. The $1,572,759 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense. On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the value of the warrants issued for the three months ended March 31, 2008.

In connection with the issuance of the Debentures, we incurred placement fees of $423,500. Additionally, we issued such agents five-year warrants to purchase 708,222 shares of common stock at an exercise price of $1.00.

The Company amortized the original issue discount, the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $131,587, $350,793 and $204,588 for the period ended March 31, 2008.

Registration Rights Liquidated Damages

On May 24, 2007, the Company completed a private placement of units, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 per share, for total net proceeds of $2,694,020.  Additionally, the Company also sold the Debentures for total proceeds of $6,050,000.  The Debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock.  In addition, holders of the Debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

On September 21, 2007, we received approval from the requisite number of purchasers of the units and the Debentures to extend the deadline for causing the “ resale ” registration statement to be declared effective by the SEC to November 21, 2007.

In the event that such registration statement was not declared effective by the Securities and Exchange Commission on or before November 21, 2007, we were obligated to pay liquidated damages to the purchasers of the units and the Debentures equal 1% of their $9,128,717 purchase price for each month of delinquency commencing from the original effectiveness date of September 21, 2007, with respect to the units and September 22, 2007, with respect to the Debentures.

In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company accrued an estimate of $500,000 as of December 31, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

On February 11, 2008, the Debenture holders executed a letter agreement (“Letter Agreement”) with the Company, whereby they waived among other things, all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner.

Also, the Company received waivers from a majority of the unit investors, in a letter dated February 12, 2008, whereby they waived among other things, all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner. As such, the Company reversed the accrued expense during the three-month period ended March 31, 2008.

NOTE H - CAPITAL LEASE OBLIGATIONS

	March 31, 2008	December 31, 2007
Capital lease obligations	$223,605	$-

Less: current portion	36,663	-

Amount Due After One Year	$186,942	$-

At March 31, 2008 aggregate maturities of capital lease obligations are as follows:

Three months ended March 31	Amount
2008	$23,941
2009	36,663
2010	42,947
2011	50,335
2012	59,022
2013	10,697
$223,605

NOTE I - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2008 and December 31, 2007, the Company had no preferred stock issued and outstanding. The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of both March 31, 2008, and December 31, 2007, the Company had 29,816,552 shares of common stock issued and outstanding.

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding at March 31, 2008, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.65	4,242,000	9.14	$0.65	959,500	$0.65
	4,242,000	9.14	$0.65	959,500	$0.65

Transactions involving stock options issued to employees are summarized as follows:

	2008		2007
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1	4,278,000	$0.65	-	$-
Granted	-	-	4,278,000	0.65
Exercised	-	-	-	-
Canceled or expired	(36,000)	0.65	-	-
Outstanding at March 31, 2008	4,242,000	$0.65	4,278,000	$0.65

The weighted-average fair value of stock options granted to employees during the three-month period ended March 31, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.0%	-
Expected stock price volatility	54.0%	-
Expected dividend payout	-	-
Expected option life-years	10.0	-
Expected forfeiture rate	-	-
Fair value per share of options granted	$0.46	$-

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

Total stock-based compensation expense recognized in the consolidated statement of losses for the three months ended March 31, 2008 was $133,301, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested at March 31, 2008, was $0.

Warrants

The following table summarizes the changes in warrants outstanding at March 31, 2008, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the private placement of common stock and convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,100,060	4.15	1.00	1,100,060	1.00
$ 0.65	7,857,566	4.15	$0.65	7,857,566	$0.65
	8,957,626	4.15	$0.69	8,957,626	$0.69

Transactions involving warrants are summarized as follows:

	2008		2007
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1	8,957,626	$0.69	-	$-
Granted	-	-	8,957,626	1.00
Exercised	-	-	-	-
Canceled or expired	-	-	-	-
Outstanding at March 31, 2008	8,957,626	$0.69	8,957,626	$1.00

In exchange for waiving the rights to liquidated damages, we agreed to reduce the exercise price of the warrants from $1.00 to $0.65 on February 11, 2008. The repriced warrants were valued at $3,671,868, using the Black-Scholes pricing model and the following assumptions: contractual term of five years, an average risk-free interest rate of 5%, a dividend yield of 0%, and a volatility of 192%.

NOTE K - RELATED PARTY TRANSACTIONS

We have a co-marketing agreement with Telkonet. We have made payments of $0 and $7,360 to Telkonet pursuant to the terms of this agreement in the three months ended March 31, 2008 and 2007, respectively.

As of March 31 2008 and December 31, 2007, the Company has a balance due to Telkonet, Inc., our majority owned parent company, in the amount of $1,362,158 and $1,270,287, respectively, for loans made to the Company. As of March 31, 2008, the loans between the companies relate to advances from Telkonet, Inc. for their common stock equal to $1,530,000 in conjunction with the NTC acquisition on July 18, 2007 and net of inter-company advances of $167,842 which also includes certain shared services for professional fees, administrative and other operating matters. The loans are unsecured and bear interest at the prime rate calculated monthly. In connection with the merger, $5,000,000 of such indebtedness was converted into 5,000,000 shares of our common stock at a conversion prime of $1.00 per share.

On August 17, 2005, the Company issued a non-interest bearing demand promissory note in the amount of $100,000 due to Frank Matarazzo, MST’s Chief Executive Officer, evidencing his $100,000 loan to the Company. On May 10, 2007, the Company issued an additional non-interest bearing demand promissory note in the amount of $60,000 to Mr. Matarazzo, evidencing an additional loan by him in such amount. Both notes were repaid in full in July 2007. An estimated $291,000 income tax receivable due to the Company for certain carry-back tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo.

In February 2006, the Company entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for consulting services for which GTI is paid a fee of $10,000 per month. GTI is 100% owned by Eileen Matarazzo, the sister-in-law of MST’s Chief Executive Officer. The agreement has been extended through February 2009. For the three months ended March 31, 2008 and 2007, the Company paid and expensed $1,042 and $30,000, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases approximately 12,600 square feet of office and warehouse space in Hawthorne, New Jersey for approximately $6,897 per month. The current lease term expires on April 30, 2010 at which time the Company will have the option to extend the lease for an additional five-year period. The Company also rents office space in Jersey City, New Jersey from 25 River Drive South Urban Renewal Co. for approximately $2,500 per month. This lease will expire in December 2009.

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

Rental expenses charged to operations for the three months ended March 31, 2008 and 2007 are $38,808 and $25,779, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2008 and 2007. The following discussion and analysis contains a number of forward-looking statements, all of which are based on our current beliefs and expectations and could be affected by the uncertainties and risks described throughout this Report. Our actual results may differ materially.

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

Our revenue is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the telecommunication industry and other unpredictable factors that may affect customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue.

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

On July 18, 2007, the Company acquired substantially all of the assets of NTC, relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the NTC acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of the Company’s common stock, equal to $1,530,000 ( which is based on the average closing prices for the Company common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments.

We have incurred substantial operating losses. As of March 31, 2008, our accumulated deficit was $13,609,413 and the total stockholders’ equity was $2,213,423. Losses have principally occurred as a result of the substantial resources required for the development of our “Quad-Play” infrastructure and support and administrative facilities. We expect to continue to incur operating losses as the anticipated subscriber growth absorbs the current resources.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues. During the three months ended March 31, 2008, we had revenues of $921,455 as compared to revenues of $486,906 during the three months ended March 31, 2007, an increase of approximately 89%. This increase is a result of the net subscriber portfolio growth for the three ended March 31, 2008 compared to the three months ended March 31, 2007. Additionally, increase in revenue of approximately $440,000 for the three months ended March 31, 2008 is related to the acquisition of NTC subscribers in July 2007. We anticipate an increasing trend in subscriber revenue through the installation of new buildings under contract and the subsequent subscriptions sold, as well as through acquisitions similar to Newport.

Cost of Sales. During the three months ended March 31, 2008, we had cost of sales of $948,042 as compared to cost of sales of $ 789,497 during the three months ended March 31, 2007, an increase of 20%. Our costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue. The capitalized cable equipment and installation costs are depreciated over the lease term and include equipment and installation labor. The non-cash depreciation expense of the cable equipment and installation costs included in cost of sales for the three months ended March 31, 2008 in the amount of $208,057 compared to $139,322 for the three months ended March 31, 2007.

Gross Profit (Loss). Gross margins increased by $276,004 for the three months ended March 31, 2008 when compared to the three-month period ended March 31, 2007. The increase during the three months ended March 31, 2008 was primarily due to the acquisition of additional subscriber revenue from NTC. The Company still experience intense competition for its services in the New York area and the inability to negotiate profitable vendor agreements for cable programming fees will continue to influence the fluctuation in our margins for the foreseeable future, until such time we are able to negotiate more favorable terms with our vendors.

Operating Loss. Operating expenses, which consist of sales and marketing expenses, depreciation and general and administrative costs, totaled $1,342,075 during the three months ended March 31, 2008 as compared to $860,839 during the three months ended March 31, 2007. The increase is primarily due to general and administrative expenses of $287,413, stock options expense of $133,000 and NTC subscriber amortization of $60,000. Operating loss was $1,368,662 during the three months ended March 31, 2008 as compared to $1,163,430 during the three months ended March 31, 2007.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses which consist of commissions, salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $1,060,067 during the three months ended March 31, 2008 as compared to $772,654 during the three months ended March 31, 2007. This increase is primarily attributable to professional fees of $79,583, investor relations fees of $34,333 and general administrative costs of $173,497 compared to the three months ended March 31, 2007. Our management believes that our expenses will continue to increase as sales continue to grow and additional staff is added to support our growth initiatives.

Depreciation and Amortization Expense (including cable equipment and installations). Depreciation expense totaled $217,884 during the three months ended March 31, 2008, as compared to $150,509 during the three months ended March 31, 2007. The amortization expense totaled $138,879 during the three months ended March 31, 2008 as compared to $76,998 during the three months ended March 31, 2007, this increase was due to the acquisition of the Newport Telecommunications subscriber list.

Net Loss. We had a net loss of $1,376,859 for the three months ended March 31, 2008 as compared to $1,281,139 for the three months ended March 31, 2007. The increased loss is attributable to the build-out of the support infrastructure and the increase in non-cash depreciation related to installing new and retrofitting properties to capitalize on future, subscriber based revenue opportunities. Our management believes that net losses will continue as we make required additions to sales, engineering, administration, and our customer support infrastructure in order to generate additional revenue through subscriber growth.

Liquidity and Capital Resources

Our working capital decreased by $601,896 during the three months ended March 31, 2008 from a working capital deficit of $(2,554,279) at December 31, 2007 to a working capital deficit of $(3,156,175) at March 31, 2008. The decrease in working capital for the three months ended March 31, 2008, resulted in a net decrease in cash of $759,035. The most significant uses of proceeds are as follows:

•	Approximately $391,000 of cash consumed directly in operating activities;

•	Approximately $456,000 was expended on net purchases of cost of cable equipment and installations and fixed assets; and

•	Approximately $92,000 were net advances received from Telkonet Inc.

As of March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $263,930 and $1,022,965, respectively.

As of March 31 2008 and 2007, the Company had a balance due to Telkonet, Inc., our majority owned parent company, in the amount of $1,362,158 and $6,872,916, respectively, for loans made to the Company. The loans between the companies relate to advances from Telkonet, Inc. for their common stock equal to $1,530,000 in conjunction with the Newport Telecommunications, Co. acquisition on July 18, 2007 and net of inter-company advances of $167,842 which also includes certain shared services for professional fees, administrative and other operating matters. The loans are unsecured and bear interest at the prime rate calculated monthly. In connection with the merger, $5,000,000 of such indebtedness was converted into 5,000,000 shares of our common stock at a conversion prime of $1.00 per share.

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

On September 21, 2007, we received approval from the requisite number of purchasers of the units and the convertible debentures to extend the deadline for causing the “ resale ”  registration statement to be declared effective by the SEC to November 21, 2007.

In the event that such registration statement was not declared effective by the Securities and Exchange Commission on or before November 21, 2007, we became obligated to pay liquidated damages to the purchasers of the units and the convertible debentures equal 1% of their $9,128,717 purchase price for each month of delinquency commencing from the original effectiveness date of September 21, 2007, with respect to the units and September 22, 2007, with respect to the convertible debentures.

In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $500,000 as of December 31, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved. We have received waivers from the debenture holders as of February 11, 2008, and from the unit holders as of March 31, 2008, whereby they have waived all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner. Since the liquidated damages have been waived, we have reversed the accrued amount of $500,000 during the period ended March 31, 2008.

Our registered independent certified public accountants have stated in their report dated April 14, 2008, that we have incurred operating losses in the past years, and that we are dependent upon managment's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Cashflow analysis

Net Cash Used In Operating Activities. Cash utilized in operating activities was $(391,416) for the three months ended March 31, 2008 as compared to $(1,009,442) for the three months ended March 31, 2007. The decrease was primarily due to direct costs and operating expenses related to operations.

Net Cash Used in Investing Activities . Net cash used in investing activities totaled $(456,363) for the three months ended March 31, 2008 compared to $(246,057) for the three months ended March 31, 2007. Approximately $456,000 and $243,000 was used during the three months ended March 31, 2008 and 2007, respectively, to build the infrastructure needed to generate future subscriber revenue.

Net Cash Provided by Financing Activities . Net cash provided by financing activities totaled $88,744 for the three months ended March 31, 2008 compared to $1,267,967 for the three months ended March 31, 2007. The Company received from Telkonet Inc. the sum of $91,871 and $1,269,606 during the three month periods ended March 31, 2008 and 2007, respectively.

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

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6,576,350	-	$6,576,350	-	-
Capital Lease Obligations	$223,605	$23,941	$129,945	$69,719	-
Operating Lease Obligations	$540,006	$132,792	$257,214	$60,000	$90,000
Purchase Obligations (Note 1)	$711,035	$711,035			-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP					-
Total	$8,050,996	$867,768	$6,963,509	$129,719	$90,000

Note (1): Purchase commitment for the IPTV build-out of MST subscriber base amounted to $711,035.

New Basis of Accounting

In January 2006, Telkonet acquired a 90% interest in our Company. In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting , as a result of the change in control of us that occurred on January 31, 2006, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different. The primary changes to the balance sheet reflect:

•	the recording of the fair value of our subscriber list;

•	the recording of the fair value of goodwill;

•	elimination of the accumulated earnings; and

•	increase in additional paid-in capital from these adjustments .

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

The Company accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to delinquent customers. The capitalized cost of this equipment is depreciated from three to ten years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term.

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of December 31, 2007, the Company had accrued an estimated penalty of $500,000, this amount was reversed in the three-month period ended March 31, 2008, since the Debenture holders and the unit investors have waived their rights to liquidated damages and the Company has agreed to reduce the price of the warrants from $1.00 to $0.65.

Item 4T. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (March 31, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The information contained in (i) our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2008, (ii) our Current Report on Form 8-K, filed with the Securities and Exchange Commission of February 12, 2008, and (iii) our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2008, are hereby incorporated by reference. These reports relate to waivers and consents executed by certain of our security holders.

Item 6.  Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSTI HOLDINGS, INC.

Date: May 15, 2008	By:	/s/ Frank T. Matarazzo
Frank T. Matarazzo Chief Executive Officer

Date: May 15, 2008	/s/ Richard J. Leimbach
Richard J. Leimbach,
Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.