Form 10-Q
period 2008-06-30
MSTI Holdings, Inc.
filed 2008-08-14
CIK 1372305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of August 8, 2008, there were 29,816,552 shares of the issuer’s common stock outstanding.

Table of Contents

		Page
Part Part I	FINANCIAL INFORMATION

ItemItem 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	2

	Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2008	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item Item 4T.	Controls and Procedures	22

Part Part II	OTHER INFORMATION

Item Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MSTI HOLDINGS, INC .
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$157,496	$1,022,965
Accounts receivable, net of allowance for doubtful accounts of $10,000 at June 30, 2008 and December 31, 2007	286,351	241,487
Other current assets	357,455	222,872
Total current assets	801,302	1,487,324

Property and equipment, at cost (Note D):
Furniture and equipment	382,214	382,214
Less: accumulated depreciation	102,043	82,385
Total property and equipment, net	280,171	299,829

Cable equipment and installations, at cost (Note E):
Cable equipment and installations, at cost	6,257,967	5,286,580
Less: accumulated depreciation	1,363,322	930,607
Total Cable equipment and installations, net	4,894,645	4,355,973

Other assets:
Intangible assets, net of accumulated amortization of $981,523and $703,764 at June 30, 2008 and December 31, 2007, respectively (Note C)	3,462,591	3,740,350
Financing costs, net of accumulated amortization of $312,655 and $168,353 at June 30, 2008 and December 31, 2007	553,159	697,461
Investment in affiliates (Note F)	54,803	54,803
Deposits	12,600	12,600
Total other assets	4,083,153	4,505,214

Total Assets	$10,059,271	$10,648,340

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,732,360	$1,862,918
Current portion of long-term debt and capital lease obligations (Note H)	36,663	547
Registration rights liability (Note G)	-	500,000
Income tax refund to officer (Note K)	291,000	291,000
Due to Parent Company (Note K)	1,869,144	1,270,287
Deferred revenue	159,428	116,851
Total current liabilities	5,088,595	4,041,603

Long-term liabilities:
Convertible debentures, net of discount (Note G)	4,263,515	4,432,344
Capital lease payable - non current (Note H)	179,273	-
Total long-term liabilities	4,442,788	4,432,344

Total Liabilities	9,531,383	8,473,947

Commitments and contingencies (Note L)	-	-

Stockholders’ equity (Note I)
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,816,552 shares issued and outstanding at June 30, 2008 and December 31, 2007	29,817	29,817
Additional paid-in capital	15,971,513	14,377,130
Accumulated deficit	(15,473,442)	(12,232,554)
Total Stockholders’ equity	527,888	2,174,393
Total Liabilities and Stockholders’ Equity	$10,059,271	$10,648,340

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC .
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
( UNAUDITED )

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenue, net	$1,016,407	$503,258	$1,937,862	$990,164

Cost of Sales	1,049,029	769,953	1,997,071	1,559,450

Gross Loss	(32,622)	(266,695)	(59,209)	(569,286)

Operating Expenses:
Selling, general and administrative	1,000,229	891,639	2,060,296	1,664,293
Employee stock options	134,096	43,026	267,397	43,026
Depreciation and amortization	148,708	87,111	297,415	175,296
Total Operating Expense	1,283,033	1,021,776	2,625,108	1,882,615

Loss from Operations	(1,315,655)	(1,288,471)	(2,684,317)	(2,451,901)

Other Income (Expense):
Registration rights liquidated damages			500,000
Other income			270,950
Interest Income	420	28,729	2,714	28,733
Interest Expense	(548,794)	(130,774)	(1,330,235)	(266,104)
Total Other (Expenses)	(548,374)	(102,045)	(556,571)	(237,371)

Loss Before Provision for Income Taxes	(1,864,029)	(1,390,516)	(3,240,888)	(2,689,272)

Provision for Income Taxes

Net Loss	$(1,864,029)	$(1,390,516)	$(3,240,888)	$(2,689,272)

Loss per common share (basic and diluted)	$(0.06)	$(0.07)	$(0.11)	$(0.15)

Weighted average common shares for computation	29,816,552	19,812,380	29,816,552	17,419,484

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
( UNAUDITED )

	Common Shares Issued	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2007	29,816,552	$29,817	$14,377,130	$(12,232,554)	$2,174,393

Warrants attached to debentures	-	-	660,232	-	660,232
Beneficial conversion feature	-	-	666,754	-	666,754
Stock based compensation	-	-	267,397	-	267,397

Net loss	-	-	-	(3,240,888)	(3,240,888)
Balance at June 30, 2008	29,816,552	$29,817	$15,971,513	$(15,473,442)	$527,888

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
( UNAUDITED )

	For The Six Months Ended June 30,
	2008	2007
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss	$(3,240,888)	$(2,689,272)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Registration rights liquidated damages	(500,000)
Amortization of the debt discount for the beneficial conversion feature of convertible notes and warrants	863,301	48,200
Amortization of OID interest	219,856	14,621
Stock options and warrants issued in exchange of service	267,397	43,026
Amortization of financing costs	144,302	24,050
Depreciation, including Cable equipment and installations	452,373	308,647
Amortization	277,759	153,996
Increase / decrease in:
Accounts receivable, trade and other	(44,864)	(8,385)
Prepaid expenses and deposits	(113,199)	(14,828)
Deferred revenue	42,577	(9,282)
Accrued payroll	(118)
Accounts payable, accrued expenses, net	869,560	534,259
Net Cash (Used In) Operating Activities	(761,944)	(1,594,968)

Cash Flows From Investing Activities:
Costs of Cable equipment and installations	(766,586)	(574,863)
Purchase of property and equipment, net	-	(76,340)
Net Cash (Used In) Investing Activities	(766,586)	(651,203)

Cash Flows From Financing Activities:
Proceeds (Repayment) from line of credit
Advances from Parent Company, net	598,857	(483,289)
Proceeds from sale of common stock, net of costs	-	2,694,021
Proceeds from issuance of convertible debentures, net of costs	75,000	6,050,000
Financing costs	-	(746,762)
Repayment of capital leases	(10,249)	-
Repayments of Notes Payable	(547)	(3,278)
Net Cash Provided By Financing Activities	663,061	7,510,692
Net Increase (Decrease) In Cash and Equivalents	(865,469)	5,264,521
Cash and cash equivalents at the beginning of the period	1,022,965	114,468
Cash and cash equivalents at the end of the period	$157,496	$5,378,989

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
( UNAUDITED )

	For The Six Months Ended June 30,
	2008	2007
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$11,848	$199,976

Non-cash transactions:
Amortization of the debt discount for the beneficial conversion feature of convertible notes and warrants	863,301	48,200
Amortization of OID interest	219,856
Conversion of Parent company loan		5,000,000
Capital lease obligations	226,185	-

MSTI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-KSB filed on April 15, 2008.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of MSTI Holdings, Inc. (“the Company ”) as a going concern. The Company has reported a net loss of $3,240,888 for the six month period ended June 30, 2008, accumulated deficit of $15,473,442 and working capital deficit of $4,287,293. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Business and Basis of Presentation

The Company is a carrier class communications technology company that specializes in providing true Quad-Play services including video, voice, high-speed internet and Wi-Fi to Multiple Tenant Units (MTUs) and Multiple Dwelling Units (MDUs).

In July 2007, the Company acquired substantially all of the assets of Newport Telecommunications Co. (“NTC”), a New Jersey general partnership. Pursuant to the terms of the acquisition, the total consideration paid was $2,550,000, consisting of unregistered shares of Telkonet’s common stock, equal to $1,530,000, and $1,020,000 in cash, subject to adjustments. The total consideration could have been increased or decreased depending on the number of subscriber accounts acquired in the acquisition that were in good standing at that time. The consideration from escrow was released in October 2007 and a subscriber account adjustment was not required.

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

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the Company is the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From February 10, 2006 until the date of the merger, FXS was an inactive corporation with no material assets, liabilities or operations. In connection with the acquisition, 23,788,888 shares of common stock of the Company were issued including: (a) 15,000,000 shares issued to existing shareholders of the Company, (b) 5,000,000 shares issued to settle indebtedness to parent company, and (c) 3,788,888 shares that were retained by the FXS shareholders.

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

Concentrations of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $10,000 at June 30, 2008 and December 31, 2007, respectively.

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). SFAS 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses when incurred. The Company incurred $10,547 and $51,598, during the three months ended June 30, 2008 and 2007, respectively, and $69,400 and $116,880 in advertising costs during the six months ended June 30, 2008 and 2007, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of $3,240,888 and $2,689,272 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company's current liabilities exceed its current assets by $4,287,293, with cash and cash equivalents representing $157,496.

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

In February 2008, the Debenture holders and unit investors executed a letter agreement with the Company waiving all rights to liquidated damages under the registration rights agreement in exchange for a reduction in their warrant exercise price from $1.00 to $0.65. As such, the Company reversed the accrued expense for the potential liquidated damages during the six months ended June 30, 2008.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact, if any, on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on its consolidated financial statements.

 In June 2008, the FASB issued Staff Position (“FSP”) EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will be applied retroactively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on earnings per share amounts in prior periods.

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

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could have changed significantly pending the completion of management’s valuation to accurately evaluate this allocation. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was preliminarily valued and could also have changed significantly pending the completion of management’s appraisal at $1,980,187 with an estimated useful life of eight years.

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

	Six Months Ended
	June 30,
	Actual	Proforma
	2008	2007

Product revenue	$385,704	$212,925
Subscriber revenue	1,552,158	1,779,267
Total revenues	1,937,862	1,992,192

Net (loss)	$(3,240,888)	$(2,666,517)
Basic (loss) per share	$(0.11)	$(0.13)
Diluted (loss) per share	$(0.11)	$(0.13)

NOTE C - INTANGIBLE ASSETS

At June 30, 2008, intangible assets are stated at their estimated fair market value less amortization from January 31, 2006 to June 30, 2008. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company.

Total identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - Newport	$1,980,187	$(113,448)	$1,866,739	$-	8.0
Subscriber lists - Telkonet	2,463,927	(590,316)	1,873,611	-	8.0

Total Amortized Identifiable Intangible Assets	4,444,114	(703,764)	3,740,350	-
Unamortized Identifiable Intangible Assets:	None
Total	$4,444,114	$(703,764)	$3,740,350	$-

Total identifiable intangible assets acquired and their carrying values at June 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - Newport	$1,980,187	$(237,210)	$1,742,977	$-	8.0
Subscriber lists - Telkonet	2,463,927	(744,313)	1,719,614	-	8.0

Total Amortized Identifiable Intangible Assets	4,444,114	(981,523)	3,462,591	-
Unamortized Identifiable Intangible Assets:	None
Total	$4,444,114	$(981,523)	$3,462,591	$-

Total amortization expense charged to operations for the six months ended June 30, 2008 was $277,759. Estimated amortization expense as of June 30, 2008 is as follows:

Fiscal
July 1 - December 31, 2008	$277,757
2009	555,514
2010	555,514
2011	555,514
2012	555,514
Thereafter	962,778
Total	$3,462,591

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Leasehold Improvements	$264,169	264,169
Office Fixtures and Furniture	118,045	118,045
Total	382,214	382,214
Accumulated Depreciation	(102,043)	(82,385)
	$280,171	299,829

Depreciation expense included as a charge to income was $9,829 and $19,658 for the three and six months ended June 30, 2008 compared to $10,114 and $21,302 for the three and six months ended June 30, 2007, respectively. At January 31, 2006, the Telkonet acquisition date, the Company was obligated to adjust the property, plant and equipment to net book value resulting in a write-down of accumulated depreciation (see Note A).

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

Equipment maintained for customers under Cable Equipment and Installations is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are three to ten years. Cable equipment and installations at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Cable equipment and installations	$6,257,967	$5,286,580
Less: accumulated depreciation	(1,363,322)	(930,607)
Capitalized equipment, net of accumulated depreciation	4,894,645	4,355,973
Less: estimated reserve for residual values	-	-
Capitalized Cable equipment and installations, net	$4,894,645	$4,355,973

Depreciation expense included as a charge to income was $224,659 and $432,715 for the three and six months ended June 30, 2008 compared to $148,023 and $287,345 for the three and six months ended June 30, 2007, respectively.

The following is a schedule by years of minimum future rentals under bulk services of non-cancelable operating agreements as of June 30, 2008:

2008 (six months)	$256,409
2009	484,914
2010	456,972
2011	315,934
2012	256,925
Thereafter	75,305
Total	$1,846,459

NOTE F - LONG-TERM INVESTMENTS

Interactivewifi.com, LLC

MST maintains an investment in Interactivewifi.com, LLC, a privately held company. This investment represents an equity interest of approximately 50% at June 30, 2008. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York through a joint venture with MST. MST accounted for this investment under the cost method, as MST does not have the ability to exercise significant influence over operating and financial policies of the investee. MST reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of MST’s investment in Interactivewifi.com amounted to $54,803 as of June 30, 2008 and December 31, 2007.

NOTE G - SENIOR CONVERTIBLE DEBENTURES

A summary of convertible promissory notes payable at June 30, 2008 and December 31, 2007 is as follows:

	2008	2007
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010	$6,657,872	$6,576,350
Original Issue Discount - net of accumulated amortization of $526,894 and $307,037 at June 30, 2008, and December 31, 2007, respectively.	(5,978)	(219,312)
Debt Discount - beneficial conversion feature, net of accumulated amortization of $759,119 and $283,464 at June 30, 2008, and December 31, 2007, respectively.	(1,365,450)	(1,174,351)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $568,768 and $181,122 at June 30, 2008, and December 31, 2007, respectively.	(1,022,929)	(750,343)

Total	$4,263,515	$4,432,344
Less: current portion	-	-
	$4,263,515	$4,432,344

Aggregate maturities of long-term debt as of June 30, 2008 are as follows:

Six months ended June 30	Amount
2008	-
2009	-
2010	$6,657,872
Total	$6,657,872

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $2,099,109 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debentures issued during the period ended June 30, 2008. The debt discount attributed to the beneficial conversion feature is amortized over the Debentures maturity period (three years) as interest expense. On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the beneficial conversion feature for the six months ended June 30, 2008.

In connection with the placement of the Debentures, the Company has also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of our common stock at an exercise price of $1.00 per share. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 192%. The $1,572,759 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense. On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the value of the warrants issued for the six months ended June 30, 2008.

In connection with the issuance of the Debentures, the Company incurred placement fees of $423,500. Additionally, the Company issued such agents five-year warrants to purchase 708,222 shares of common stock at an exercise price of $1.00.

On May 23, 2008, the Company issued additional Debentures with a principal value of $81,522 and a maturity date of April 30, 2010, to the existing Debenture holders. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 125,418 shares of common stock, subject to certain limitations. In connection with these additional Debentures, the Company has recognized an additional $6,522 of debt discount attributed to the original issue discount which is amortized over 12 months, and $25,460 and $18,938 for the beneficial conversion feature and the value of the attached warrants respectively, which are amortized over the Debentures maturity period (23 months), during the period ended June 30, 2008.

The Company amortized the original issue discount, the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $219,856, $475,655 and $387,646 for the period ended June 30, 2008.

Registration Rights Liquidated Damages

On May 24, 2007, the Company completed a private placement of units, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 and subsequently reduced to $0.65 per share, for total net proceeds of $2,694,020.  Additionally, the Company also sold the Debentures for total proceeds of $6,050,000.  The Debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock.  In addition, holders of the Debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of the Company’s common stock at an exercise price of $1.00 and subsequently reduced to $0.65 per share.

The Company agreed to file a “resale” registration statement with the SEC within 60 days after the final closing of the private placement and the issuance of the Debentures covering all shares of common stock sold in the private placement and underlying the Debentures, as well as the warrants issued in connection therewith. The Company agreed to use best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the Debentures.

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

On February 11, 2008, the Debenture holders executed a letter agreement with the Company, whereby they waived among other things, all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner.

Also, the Company received waivers from a majority of the unit investors, in a letter dated February 12, 2008, whereby they waived among other things, all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner. As such, the Company reversed the accrued expense during the six-month period ended June 30, 2008.

NOTE H - CAPITAL LEASE OBLIGATIONS

	June 30, 2008	December 31, 2007
Capital lease obligations	$215,936	$-

Less: current portion	36,663	-

Amount Due After One Year	$179,273	$-

At June 30, 2008 aggregate maturities of capital lease obligations are as follows:

Six months ended June 30	Amount
2008	$16,273
2009	36,663
2010	42,947
2011	50,335
2012	59,022
2013	10,696
$215,936

NOTE I - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2008 and December 31, 2007, the Company had no shares of preferred stock issued and outstanding. The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of both June 30, 2008, and December 31, 2007, the Company had 29,816,552 shares of common stock issued and outstanding.

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding at June 30, 2008, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.65	4,260,000	9.15	$0.65	1,252,000	$0.65
	4,260,000	9.15	$0.65	1,252,000	$0.65

Transactions involving stock options issued to employees are summarized as follows:
	2008		2007
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1	4,278,000	$0.65	-	$-
Granted	18,000	-	4,278,000	0.65
Exercised	-	-	-	-
Canceled or expired	(36,000)	0.65	-	-
Outstanding at June 30, 2008	4,260,000	$0.65	4,278,000	$0.65

The weighted-average fair value of stock options granted to employees during the six-month period ended June 30, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:
	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%	5.0%
Expected stock price volatility	234.0%	54.0%
Expected dividend payout	-	-
Expected option life-years	10.0	10.0
Expected forfeiture rate	-	-
Fair value per share of options granted	$0.53	$0.46

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

We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Total stock-based compensation expense recognized in the consolidated statement of losses for the six months ended June 30, 2008 was $267,397, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested at June 30, 2008, was $0.

Warrants

The following table summarizes the changes in warrants outstanding at June 30, 2008, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the private placement of common stock and convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,100,060	3.90	1.00	1,100,060	1.00
$ 0.65	7,857,566	3.90	$0.65	7,857,566	$0.65
	8,957,626	3.90	$0.69	8,957,626	$0.69

Transactions involving warrants are summarized as follows:
	2008		2007
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1	8,957,626	$0.69	-	$-
Granted	-	-	8,957,626	1.00
Exercised	-	-	-	-
Canceled or expired	-	-	-	-
Outstanding at June 30, 2008	8,957,626	$0.69	8,957,626	$1.00

In exchange for waiving the rights to liquidated damages, we agreed to reduce the exercise price of the warrants from $1.00 to $0.65 on February 11, 2008. The repriced warrants were valued at $3,671,868, using the Black-Scholes pricing model and the following assumptions: contractual term of five years, an average risk-free interest rate of 5%, a dividend yield of 0%, and a volatility of 192%.

NOTE K - RELATED PARTY TRANSACTIONS

We have a co-marketing agreement with Telkonet. We have made payments of $0 and $0 and $3,510 and $10,870 to Telkonet pursuant to the terms of this agreement in the three and six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 and December 31, 2007, the Company has a balance due to Telkonet, Inc., our majority owned parent company, in the amount of $1,869,144 and $1,270,287, respectively, for loans made to the Company. As of June 30, 2008, the loans between the companies relate to advances from Telkonet, Inc. for their common stock equal to $1,530,000 in conjunction with the NTC acquisition on July 18, 2007 and net of inter-company advances of $339,144 which also includes certain shared services for professional fees, administrative and other operating matters. The loans are unsecured and bear interest at the prime rate calculated monthly. In connection with the merger, $5,000,000 of such indebtedness was converted into 5,000,000 shares of our common stock at a conversion price of $1.00 per share.

On August 17, 2005, the Company issued a non-interest bearing demand promissory note in the amount of $100,000 due to Frank Matarazzo, its Chief Executive Officer, evidencing his $100,000 loan to the Company. On May 10, 2007, the Company issued an additional non-interest bearing demand promissory note in the amount of $60,000 to Mr. Matarazzo, evidencing an additional loan by him in such amount. Both notes were repaid in full in July 2007. An estimated $291,000 income tax receivable due to the Company for certain carry-back tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo.

In February 2006, the Company entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for consulting services for which GTI is paid a fee of $10,000 per month. GTI is 100% owned by Eileen Matarazzo, the sister-in-law of the Company’s Chief Executive Officer. The agreement has been extended through February 2009. For the six months ended June 30, 2008 and 2007, the Company paid and expensed $1,042 and $50,000, respectively.

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

Rental expenses charged to operations for the six months ended June 30, 2008 and 2007 are $78,547 and $51,558, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto for the six months ended June 30, 2008 and 2007. The following discussion and analysis contains a number of forward-looking statements, all of which are based on our current beliefs and expectations and could be affected by the uncertainties and risks described throughout this Report. Our actual results may differ materially.

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

On May 24, 2007, the Company completed a merger transaction with Fitness Xpress, Inc., an inactive publicly registered shell corporation with no significant assets or operations. As a result of the merger, there was a change in control of the public entity. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the agreement is a recapitalization of the Company's capital structure.

On July 18, 2007, the Company acquired substantially all of the assets of NTC, relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the NTC acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of the Company’s common stock, equal to $1,530,000 (which is based on the average closing prices for the Company common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments.

We have incurred substantial operating losses. As of June 30, 2008, our accumulated deficit was $15,473,442 and the total stockholders’ equity was $527,888. Losses have principally occurred as a result of the substantial resources required for the development of our “Quad-Play” infrastructure and support and administrative facilities. We expect to continue to incur operating losses as the anticipated subscriber growth absorbs the current resources and we may have to increase the headcount to provide the requisite services which will impact salaries and other associated costs.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

Revenues. During the three and six months ended June 30, 2008, we had an increase in revenues of $513,149 and $947,698 compared to the three and six months ended June 30, 2007, an increase of approximately 102% and 96%, respectively. This increase in subscriber revenue during the three and six months ended June 30, 2008, is a result of the acquisition of the NTC subscribers in 2007 and growth in video, high-speed data and voice subscribers. Also, the product and services revenue increase primarily due to higher rental of the Company equipment and installation services at events. We anticipate an increase in subscriber revenue through the installation of the Company “Quad Play” services in MDU or MTU building when contracted and the subsequent sale to the subscriber.

The table below outlines product and services versus subscriber (recurring) revenues for comparable periods:

	Three months ended June 30,
Revenue:	2008		2007		Variance

Product and services	$213,115	21%	$107,532	21%	$105,583	98%
Subscriber	803,292	79%	395,726	79%	407,566	103%
Total	$1,016,407	100%	$503,258	100%	$513,149	102%

	Six months ended June 30,
Revenue:	2008		2007		Variance

Product and services	$385,704	20%	$167,606	17%	$218,098	130%
Subscriber	1,552,158	80%	822,558	83%	729,600	89%
Total	$1,937,862	100%	$990,164	100%	$947,698	96%

Cost of Sales. During the three and six months ended June 30, 2008, we had cost of sales of $1,049,029 and $1,997,071 as compared to cost of sales of $769,953 and $1,559,450 during the three and six months ended June 30, 2007, an increase of 36% and 28%, respectively. Our costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue. The capitalized cable equipment and installation costs are depreciated over the lease term and include equipment and installation labor. The non-cash depreciation expense of the cable equipment and installation costs are included in cost of sales for the three and six months ended June 30, 2008 and 2007 in the amount of $224,659 and $432,715 compared to $148,023 and $287,345, respectively.

Gross Profit (Loss).Gross margins increased by $234,073 and $510,077 for the three and six months ended June 30, 2008 when compared to the three and six month period ended June 30, 2007, respectively. The increase during the three and six months ended June 30, 2008 was primarily due to the acquisition of additional subscriber revenue from NTC and increased revenue from our product and services category. The Company still experiences intense competition for its services in the New York area and the contractual costs for cable programming fees will continue to influence the fluctuation in our margins for the foreseeable future, until such time we are able to negotiate more favorable terms with our vendors.

Operating Loss. Operating expenses, which consist of sales and marketing expenses, depreciation and general and administrative costs, totaled $1,283,033 and $2,625,108 during the three and six months ended June 30, 2008 as compared to $1,021,776 and $1,882,615 during the three and six months ended June 30, 2007, respectively. The increase during the six months is primarily due to general and administrative expenses of $494,000, stock options expense of $224,000, and NTC subscriber amortization of $124,000. Operating loss was $1,315,655 and $2,684,317 during the three and six months ended June 30, 2008 as compared to $1,288,471 and 2,451,901 during the three and six months ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses which consist of commissions, salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $1,000,229 and $2,060,296 during the three and six months ended June 30, 2008 as compared to $891,639 and $1,664,293 during the three and six months ended June 30, 2007. The increase during the six months ended June 30, 2008, is primarily associated with professional fees of $64,132, investor relations fees of $70,659, NTC operating costs of $138,746 and salaries and benefits of $87,630. Our management believes that our expenses will continue to increase as sales continue to grow and will optimize all its current resources to support our growth initiatives.

Depreciation and Amortization Expense (including cable equipment and installations). Depreciation expense totaled $234,488 and $452,373 during the three and six months ended June 30, 2008, as compared to $158,136 and $308,645 during the three and six months ended June 30, 2007. The amortization expense totaled $138,879 and $277,759 during the three and six months ended June 30, 2008 as compared to $76,998 and $153,996 during the three and six months ended June 30, 2007. This increase was due to the acquisition of the NTC subscriber list.

Net Loss. We had a net loss of $1,864,029 and $3,240,888 for the three and six months ended June 30, 2008 as compared to $1,390,516 and $2,689,272 for the three and six months ended June 30, 2007. The increased loss is attributable to the build-out of the support infrastructure and the increase in non-cash depreciation related to installing new and retrofitting properties to capitalize on future, subscriber based revenue opportunities. Our management believes that net losses will continue and will make every effort with the current headcount in the sales, engineering, administration, and our customer support infrastructure in order to generate additional revenue through subscriber growth.

Liquidity and Capital Resources

Our working capital decreased by $1,733,014 during the six months ended June 30, 2008 from a working capital deficit of $(2,554,279) at December 31, 2007 to a working capital deficit of $(4,287,293) at June 30, 2008. The decrease in working capital for the six months ended June 30, 2008, resulted in a net decrease in cash of $865,469. The most significant uses of cash are as follows:

•	Approximately $762,000 of cash consumed directly in operating activities;

•	Approximately $767,000 was expended on net purchases of cost of cable equipment and installations and fixed assets; and

As of June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $157,496 and $1,022,965, respectively.

As of June 30, 2008 and 2007, the Company had a balance due to Telkonet, Inc., our majority owned parent company, in the amount of $1,869,144 and $120,021, respectively, for loans made to the Company. The loans between the companies relate to advances from Telkonet, Inc. for their common stock equal to $1,530,000 in conjunction with the NTC acquisition on July 18, 2007 and net of inter-company advances of $339,144 which also includes certain shared services for professional fees, administrative and other operating matters. The loans are unsecured and bear interest at the prime rate calculated monthly. On May 24, 2007, $5,000,000 of this debt was converted into 5,000,000 shares of our common stock at a conversion price of $1.00 per share.

Convertible Senior Debentures and Registration Rights Liquidated Damages

On May 24, 2007, the Company completed a private placement of units, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 and subsequently reduced to $0.65 per share, for total net proceeds of $2,694,020.  Additionally, the Company also sold senior convertible debentures for total proceeds of $6,050,000.  The debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010. The debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock.  In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of the Company’s common stock at an exercise price of $1.00 and subsequently reduced to $0.65 per share.

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

In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $500,000 as of December 31, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved. We have received waivers from the debenture holders and the unit holders, whereby they have waived all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner. Since the liquidated damages have been waived, we have reversed the accrued amount of $500,000 during the period ended June 30, 2008.

Our registered independent certified public accountants have stated in their report dated April 14, 2008, that we have incurred operating losses in the past years, and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital in the short term to fund our operating needs. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Cashflow analysis

Net Cash Used In Operating Activities. Cash utilized in operating activities was $(761,944) for the six months ended June 30, 2008 as compared to $(1,594,968) for the six months ended June 30, 2007. The decrease was primarily due to direct costs and operating expenses related to operations.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $(766,586) for the six months ended June 30, 2008 compared to $(651,203) for the six months ended June 30, 2007. Approximately $766,586 and $575,000 was used during the six months ended June 30, 2008 and 2007, respectively, to build the infrastructure needed to generate future subscriber revenue.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $663,061 for the six months ended June 30, 2008 compared to $7,510,692 for the six months ended June 30, 2007. The Company received from Telkonet Inc. the sum of $598,857 and $(483,289) during the six month periods ended June 30, 2008 and 2007, respectively. During the period ended June 30, 2007, the Company received net proceeds from the sale of its common stock of $2,694,021, net proceeds from the issuance of convertible debentures of $6,050,000 and incurred financing costs of $746,762.

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

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6,576,350	-	$6,576,350	-	-
Capital Lease Obligations	$215,936	$16,273	$129,945	$69,718	-
Operating Lease Obligations	$495,742	$88,528	$257,214	$60,000	$90,000
Purchase Obligations (Note 1)	$65,941	$65,941			-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP					-
Total	$7,353,969	$170,742	$6,963,509	$129,718	$90,000

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of December 31, 2007, the Company had accrued an estimated penalty of $500,000, this amount was reversed in the six-month period ended June 30, 2008, since the Debenture holders and the unit investors have waived their rights to liquidated damages and the Company has agreed to reduce the price of the warrants from $1.00 to $0.65.

Item 4T. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (June 30, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There were no changes in our internal control over financial reporting during the six month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MSTI HOLDINGS, INC.

Date: August 14, 2008	By:	/s/ Frank T. Matarazzo
Frank T. Matarazzo Chief Executive Officer

Date: August 14, 2008	/s/ Richard J. Leimbach
Richard J. Leimbach,
Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.