Form 10-Q
period 2008-09-30
MSTI Holdings, Inc.
filed 2008-11-14
CIK 1372305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 4, 2008, there were 31,816,552 shares of the issuer’s common stock outstanding.

Table of Contents

		Page
Part Part I	FINANCIAL INFORMATION

ItemItem 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	2

	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2008	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item Item 4T.	Controls and Procedures	25

Part Part II	OTHER INFORMATION

Item Item 6.	Exhibits	26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48,724	$1,022,965
Accounts receivable, net of allowance for doubtful accounts of $10,000 at September 30, 2008 and December 31, 2007	238,847	241,487
Other current assets	282,798	222,872
Total current assets	570,369	1,487,324

Property and equipment, at cost (Note D):
Furniture and equipment	382,214	382,214
Less: accumulated depreciation	111,697	82,385
Total property and equipment, net	270,517	299,829

Cable equipment and installations, at cost (Note E):
Cable equipment and installations, at cost	6,155,725	5,286,580
Less: accumulated depreciation	1,594,357	930,607
Total Cable equipment and installations, net	4,561,368	4,355,973

Other assets:
Intangible assets, net of accumulated amortization of $1,120,401 and $703,764 at September 30, 2008 and December 31, 2007, respectively (Note C)	3,323,713	3,740,350
Financing costs, net of accumulated amortization of $384,806 and $168,353 at September 30, 2008 and December 31, 2007	481,008	697,461
Investment in affiliates (Note F)	54,803	54,803
Deposits	12,600	12,600
Total other assets	3,872,124	4,505,214

Total Assets	$9,274,378	$10,648,340

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,444,492	$1,862,918
Current portion of long-term debt and capital lease obligations (Note H)	36,663	547
Registration rights liability (Note G)	-	500,000
Income tax refund to officer (Note K)	288,918	291,000
Due to Parent Company (Note K)	2,095,704	1,270,287
Deferred revenue	180,011	116,851
Total current liabilities	6,045,788	4,041,603

Long-term liabilities:
Convertible debentures, net of discount (Note G)	4,576,924	4,432,344
Capital lease payable - non current (Note H)	171,297	-
Total long-term liabilities	4,748,221	4,432,344

Total Liabilities	10,794,009	8,473,947

Commitments and contingencies (Note L)	-	-

Stockholders’ equity (Note I)
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 29,816,552 shares issued and outstanding at September 30, 2008 and December 31, 2007	29,817	29,817
Additional paid-in capital	16,100,020	14,377,130
Accumulated deficit	(17,649,468)	(12,232,554)
Total Stockholders’ equity	(1,519,631)	2,174,393
Total Liabilities and Stockholders’ Equity	$9,274,378	$10,648,340

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
( UNAUDITED )

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenue, net	$992,604	$774,931	$2,930,466	$1,765,095

Cost of Sales	1,027,860	871,804	3,024,931	2,431,254

Gross Loss	(35,256)	(96,873)	(94,465)	(666,159)

Operating Expenses:
Selling, general and administrative	988,538	1,399,738	3,048,834	3,064,031
Impairment write-down in long lived assets	330,000	-	330,000	-
Employee stock options	128,507	130,941	395,904	173,967
Depreciation and amortization	148,532	144,900	445,947	320,196
Total Operating Expense	1,595,577	1,675,579	4,220,685	3,558,194

Loss from Operations	(1,630,833)	(1,772,452)	(4,315,150)	(4,224,353)

Other Income (Expense):
Registration rights liquidated damages	-	(500,000)	500,000	(500,000)
Other income	-	-	270,950	—
Interest Income	-	38,744	2,714	67,477
Interest Expense	(545,193)	(225,002)	(1,875,428)	(491,106)
Total Other (Expenses)	(545,193)	(686,258)	(1,101,764)	(923,629)

Loss Before Provision for Income Taxes	(2,176,026)	(2,458,710)	(5,416,914)	(5,147,982)

Provision for Income Taxes	-	-	-	-

Net Loss	$(2,176,026)	$(2,458,710)	$(5,416,914)	$(5,147,982)

Loss per common share (basic and diluted)	$(0.07)	$(0.08)	$(0.18)	$(0.24)

Weighted average common shares for computation	29,816,552	29,386,552	29,816,552	21,429,155

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
( UNAUDITED )

	Common Shares Issued	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2007	29,816,552	$29,817	$14,377,130	$(12,232,554)	$2,174,393

Warrants attached to debentures	-	-	660,232	-	660,232
Beneficial conversion feature	-	-	666,754	-	666,754
Stock based compensation	-	-	395,904	-	395,904

Net loss	-	-	-	(5,416,914)	(5,416,914)
Balance at September 30, 2008	29,816,552	$29,817	$16,100,020	$(17,649,468)	$(1,519,631)

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
( UNAUDITED )

	For The Nine Months Ended September 30,
	2008	2007
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss	$(5,416,914)	$(5,147,982)
Adjustments to reconcile net loss to cash (used in) operating activities:
Impairment of long lived assets	330,000	-
Registration rights liquidated damages	(500,000)	500,000
Amortization of the debt discount for the beneficial conversion feature of convertible notes and warrants	1,175,080	291,130
Amortization of OID interest	221,486
Stock options and warrants issued in exchange of service	395,904	173,967
Amortization of financing costs	216,453	101,663
Depreciation, including Cable equipment and installations	693,062	522,305
Amortization	416,637	280,001
Repayment of balance due to officer	(2,082)	(80,444)
Increase / decrease in:
Accounts receivable, trade and other	2,640	(169,749)
Prepaid expenses and deposits	(38,542)	(85,465)
Deferred revenue	63,160	(14,238)
Accrued payroll	(42,657)
Accounts payable, accrued expenses, net	1,624,230	803,090
Net Cash (Used In) Operating Activities	(861,543)	(2,825,722)

Cash Flows From Investing Activities:
Costs of Cable equipment and installations	(994,344)	(965,229)
Purchase of Newport assets		(1,020,000)
Acquisition costs - Newport		(98,294)
Purchase of property and equipment, net	-	(102,583)
Net Cash (Used In) Investing Activities	(994,344)	(2,186,106)

Cash Flows From Financing Activities:
Advances from Parent Company, net	825,417	(1,896,363)
Proceeds from sale of common stock, net of costs	-	2,694,023
Proceeds from issuance of convertible debentures, net of costs	75,000	5,303,238
Repayment of capital leases	(18,224)
Repayments of Notes Payable	(547)	(4,916)
Net Cash Provided By Financing Activities	881,646	6,095,982
Net Increase (Decrease) In Cash and Equivalents	(974,241)	1,084,154
Cash and cash equivalents at the beginning of the period	1,022,965	114,468
Cash and cash equivalents at the end of the period	$48,724	$1,198,622

See accompanying notes to unaudited condensed consolidated financial statements

MSTI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
( UNAUDITED )

	For The Nine Months Ended September 30,
	2008	2007
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$20,376	$199,976

Non-cash transactions:
Amortization of the debt discount for the beneficial conversion feature of convertible notes and warrants	1,175,080	57,840
Amortization expense of warrants issued	-	57,840
Amortization of OID interest	221,486
Conversion of Parent company loan	—	5,000,000
Capital lease obligations	226,185	-

Acquisition by Telkonet, Inc. (Note B):
Subscriber list – intangible asset	-	1,980,187
Fixed assets acquired	-	668,107
Common stock of parent company	-	(1,530,000)
Direct acquisition costs	-	(98,294)
Cash paid for acquisition		$(1,020,000)

MSTI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-KSB filed on April 15, 2008.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of MSTI Holdings, Inc. (“the Company ”) as a going concern. The Company has for the nine month period ended September 30, 2008, reported a net loss of $5,416,914 and accumulated deficit of $17,649,468 and working capital deficit of $5,475,419. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its current revenues will be insufficient to satisfy its ongoing capital plan and will require additional financing in order to execute its operating plan and continue as a going concern. If the Company is unable to raise additional financing, it will not have the ability for expansion, repay its debt obligations when due, respond to its market competition, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company cannot predict whether this additional financing will be in the form of equity or debt, or in other form. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentrations of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $10,000 at September 30, 2008 and December 31, 2007, respectively.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses when incurred. The Company incurred $11,959 and $58,388, during the three months ended September 30, 2008 and 2007, respectively, and $81,359 and $174,052 in advertising costs during the nine months ended September 30, 2008 and 2007, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of $5,416,914 and $5,147,982 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company's current liabilities exceed its current assets by $5,475,419, with cash and cash equivalents representing $48,724.

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

In February 2008, the Debenture holders and unit investors executed a letter agreement with the Company waiving all rights to liquidated damages under the registration rights agreement in exchange for a reduction in their warrant exercise price from $1.00 to $0.65. As such, the Company reversed the accrued expense for the potential liquidated damages during the nine months ended September 30, 2008.

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

	Nine Months Ended
	September 30,
	Actual	Proforma
	2008	2007

Product revenue	$512,395	$261,039
Subscriber revenue	2,418,071	2,606,085
Total revenues	2,930,466	2,867,124

Net (loss)	$(5,416,914)	$(5,170,727)
Basic (loss) per share	$(0.18)	$(0.18)
Diluted (loss) per share	$(0.18)	$(0.18)

NOTE C - INTANGIBLE ASSETS

At September 30, 2008, intangible assets are stated at their estimated fair market value less amortization from January 31, 2006 to September 30, 2008. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company.

Total identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - Newport	$1,980,187	$(113,448)	$1,866,739	$-	8.0
Subscriber lists - Telkonet	2,463,927	(590,316)	1,873,611	-	8.0

Total Amortized Identifiable Intangible Assets	4,444,114	(703,764)	3,740,350	-
Unamortized Identifiable Intangible Assets:	None
Total	$4,444,114	$(703,764)	$3,740,350	$-

Total identifiable intangible assets acquired and their carrying values at September 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - Newport	$1,980,187	$(299,091)	$1,681,096	$-	8.0
Subscriber lists - Telkonet	2,463,927	(821,310)	1,642,617	-	8.0

Total Amortized Identifiable Intangible Assets	4,444,114	(1,120,401)	3,323,713	-
Unamortized Identifiable Intangible Assets:	None
Total	$4,444,114	$(1,120,401)	$3,323,713	$-

Total amortization expense charged to operations for the nine months ended September 30, 2008 was $416,637. Estimated amortization expense as of September 30, 2008 is as follows:

Fiscal
October 1 - December 31, 2008	$138,879
2009	555,514
2010	555,514
2011	555,514
2012	555,514
Thereafter	962,778
Total	$3,323,713

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
Leasehold Improvements	$264,169	264,169
Office Fixtures and Furniture	118,045	118,045
Total	382,214	382,214
Accumulated Depreciation	(111,697)	(82,385)
	$270,517	299,829

Depreciation expense included as a charge to income was $9,653 and $29,311 for the three and nine months ended September 30, 2008 compared to $13,433 and $34,735 for the three and nine months ended September 30, 2007, respectively. At January 31, 2006, the Telkonet acquisition date, the Company was obligated to adjust the property, plant and equipment to net book value resulting in a write-down of accumulated depreciation (see Note A).

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

Equipment maintained for customers under Cable Equipment and Installations is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are three to ten years. Cable equipment and installations at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Cable equipment and installations	$6,155,725	$5,286,580
Less: accumulated depreciation	(1,594,357)	(930,607)
Capitalized equipment, net of accumulated depreciation	4,561,368	4,355,973
Less: estimated reserve for residual values	-	-
Capitalized Cable equipment and installations, net	$4,561,368	$4,355,973

Depreciation expense included as a charge to income was $231,035 and $663,750 for the three and nine months ended September 30, 2008 compared to $200,226 and $487,570 for the three and nine months ended September 30, 2007, respectively.

Impairment of Long-Lived Assets

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

The impairment test was performed on a basis consistent with the analysis performed as of December 31, 2007. The Company determined that the value of the capitalized equipment has been impaired based on its assessment of the forecasted undiscounted cash flow from the subscribers revenue and has written off $330,000 of its value, based on the lower of the carrying amount or the fair value less costs to sell, for the period ended September 30, 2008.

The following is a schedule by years of minimum future rentals under bulk services of non-cancelable operating agreements as of September 30, 2008:

2008 (three months)	$128,203
2009	484,914
2010	456,972
2011	315,934
2012	256,925
Thereafter	75,305
Total	$1,718,253

NOTE F - LONG-TERM INVESTMENTS

Interactivewifi.com, LLC

MST maintains an investment in Interactivewifi.com, LLC, a privately held company. This investment represents an equity interest of approximately 50% at September 30, 2008. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York through a joint venture with MST. MST accounted for this investment under the cost method, as MST does not have the ability to exercise significant influence over operating and financial policies of the investee. MST reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of MST’s investment in Interactivewifi.com amounted to $54,803 as of September 30, 2008 and December 31, 2007.

NOTE G - SENIOR CONVERTIBLE DEBENTURES

A summary of convertible promissory notes payable at September 30, 2008 and December 31, 2007 is as follows:

	2008	2007
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the Company’s option, and mature on April 30, 2010	$6,657,872	$6,576,350
Original Issue Discount - net of accumulated amortization of $528,524 and $307,037 at September 30, 2008, and December 31, 2007, respectively.	(4,348)	(219,312)
Debt Discount - beneficial conversion feature, net of accumulated amortization of $937,365 and $283,464 at September 30, 2008, and December 31, 2007, respectively.	(1,187,204)	(1,174,351)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $702,301 and $181,122 at September 30, 2008, and December 31, 2007, respectively.	(889,396)	(750,343)

Total	$4,576,924	$4,432,344
Less: current portion	-	-
	$4,576,924	$4,432,344

Aggregate maturities of long-term debt as of September 30, 2008 are as follows:

Three months ended September 30	Amount
2008	-
2009	-
2010	$6,657,872
Total	$6,657,872

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

The Company received approval from the Debenture holders to accrue the total interest amount of $182,676 that was due and payable at the end of the nine months ended September 30, 2008. The due date was extended to the Debentures maturity date of April 30, 2010.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $2,099,109 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debentures issued during the period ended September 30, 2008. The debt discount attributed to the beneficial conversion feature is amortized over the Debentures maturity period (three years) as interest expense. On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the beneficial conversion feature for the nine months ended September 30, 2008.

In connection with the placement of the Debentures, the Company has also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of our common stock at an exercise price of $1.00 per share. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 192%. The $1,572,759 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense. On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the value of the warrants issued for the nine months ended September 30, 2008.

In connection with the issuance of the Debentures, the Company incurred placement fees of $423,500. Additionally, the Company issued such agents five-year warrants to purchase 708,222 shares of common stock at an exercise price of $1.00.

On May 23, 2008, the Company issued additional Debentures with a principal value of $81,522 and a maturity date of April 30, 2010, to the existing Debenture holders, including an original issue discount of $6,522. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 125,418 shares of common stock, subject to certain limitations. In connection with these additional Debentures, the Company has recognized an additional $6,522 of debt discount attributed to the original issue discount which is amortized over 12 months, and $25,460 and $18,938 for the beneficial conversion feature and the value of the attached warrants respectively, which are amortized over the Debentures maturity period (23 months), during the period ended September 30, 2008.

The Company amortized the original issue discount, the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $221,486, $653,901 and $521,179 for the period ended September 30, 2008.

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

On September 21, 2007, the Company received approval from the requisite number of purchasers of the units and the Debentures to extend the deadline for causing the “resale ” registration statement to be declared effective by the SEC to November 21, 2007.

In the event that such registration statement was not declared effective by the SEC on or before November 21, 2007, the Company was obligated to pay liquidated damages to the purchasers of the units and the Debentures equal to 1% of their $9,128,717 purchase price for each month of delinquency commencing from the original effectiveness date of September 21, 2007, with respect to the units and September 22, 2007, with respect to the Debentures.

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

Also, the Company received waivers from a majority of the unit investors, in a letter dated February 12, 2008, whereby they waived among other things, all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner. As such, the Company reversed the accrued expense during the nine-month period ended September 30, 2008.

NOTE H - CAPITAL LEASE OBLIGATIONS

	September 30, 2008	December 31, 2007
Capital lease obligations	$207,960	$-

Less: current portion	36,663	-

Amount Due After One Year	$171,297	$-

At September 30, 2008 aggregate maturities of capital lease obligations are as follows:

Nine months ended September 30	Amount
2008	$8,297
2009	36,663
2010	42,947
2011	50,335
2012	59,022
2013	10,696
$207,960

NOTE I - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2008 and December 31, 2007, the Company had no shares of preferred stock issued and outstanding. The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of both September 30, 2008, and December 31, 2007, the Company had 29,816,552 shares of common stock issued and outstanding.

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding at September 30, 2008, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.
	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.65	4,134,000	8.64	$0.65	1,541,000	$0.65
	4,134,000	8.64	$0.65	1,541,000	$0.65

Transactions involving stock options issued to employees are summarized as follows:
	2008		2007
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1	4,278,000	$0.65	-	$-
Granted	18,000	-	4,278,000	0.65
Exercised	-	-	-	-
Canceled or expired	(162,000)	0.65	-	-
Outstanding at September 30, 2008	4,134,000	$0.65	4,278,000	$0.65

The weighted-average fair value of stock options granted to employees during the nine-month period ended September 30, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%	5.0%
Expected stock price volatility	234.0%	54.0%
Expected dividend payout	-	-
Expected option life-years	10.0	10.0
Expected forfeiture rate	-	-
Fair value per share of options granted	$0.53	$0.46

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.

The Company estimated the volatility of its common stock by evaluating peer group companies. Peer group companies are chosen based on industry, size and annual revenue. Based on these criteria, the Company has identified 20 companies in the peer group. These peer group companies include Comcast Corp., Time Warner, Viacom, Shaw Communications, Lodgenet Enterntainment, Crown Media, Speedus Corp. and The Players Network. The Company has taken an average of the historical volatility of each of the peer group companies’ common stock to establish the expected volatility of its common stock over the life of the option awards.

The Company based the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.
Total stock-based compensation expense recognized in the consolidated statement of losses for the nine months ended September 30, 2008 was $395,904, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested at September 30, 2008, was $0.

Warrants

The following table summarizes the changes in warrants outstanding at September 30, 2008, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the private placement of common stock and convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,100,060	3.64	1.00	1,100,060	1.00
$ 0.65	7,857,566	3.64	$0.65	7,857,566	$0.65
	8,957,626	3.64	$0.69	8,957,626	$0.69

Transactions involving warrants are summarized as follows:

	2008		2007
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1	8,957,626	$0.69	-	$-
Granted	-	-	8,957,626	1.00
Exercised	-	-	-	-
Canceled or expired	-	-	-	-
Outstanding at September 30, 2008	8,957,626	$0.69	8,957,626	$1.00

In exchange for waiving the rights to liquidated damages, the Company agreed to reduce the exercise price of the warrants from $1.00 to $0.65 on February 11, 2008. The repriced warrants were valued at $3,671,868, using the Black-Scholes pricing model and the following assumptions: contractual term of five years, an average risk-free interest rate of 5%, a dividend yield of 0%, and a volatility of 192%.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has a co-marketing agreement with Telkonet. The Company has made payments of $0 and $0 and $3,510 and $14,380 to Telkonet pursuant to the terms of this agreement in the three and nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and December 31, 2007, the Company has a balance due to Telkonet, Inc., its majority owned parent company, in the amount of $2,095,704 and $1,270,287, respectively, for loans made to the Company. As of September 30, 2008, the loans between the companies relate to advances from Telkonet, Inc. for their common stock equal to $1,530,000 in conjunction with the NTC acquisition on July 18, 2007 and net of inter-company advances of $565,704 which also includes certain shared services for professional fees, administrative and other operating matters. The loans are unsecured and bear interest at the prime rate calculated monthly. In connection with the merger, $5,000,000 of such indebtedness was converted into 5,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

On August 17, 2005, the Company issued a non-interest bearing demand promissory note in the amount of $100,000 due to Frank Matarazzo, its Chief Executive Officer, evidencing his $100,000 loan to the Company. On May 10, 2007, the Company issued an additional non-interest bearing demand promissory note in the amount of $60,000 to Mr. Matarazzo, evidencing an additional loan by him in such amount. Both notes were repaid in full in July 2007. An estimated $291,000 income tax receivable due to the Company for certain carry-back tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo, the net amount now due is $288,918.

In February 2006, the Company entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for consulting services for which GTI is paid a fee of $10,000 per month. GTI is 100% owned by Eileen Matarazzo, the sister-in-law of the Company’s Chief Executive Officer. The agreement has been extended through February 2009. For the nine months ended September 30, 2008 and 2007, the Company paid and expensed $3,289 and $90,000, respectively.

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

Rental expenses charged to operations for the nine months ended September 30, 2008 and 2007 are $118,088 and $65,881, respectively.

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

NOTE M - SUBSEQUENT EVENTS

In connection with the May 2007 private offering of convertible debentures (the “Debentures”) and warrants to purchase common stock (the “Warrants”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers of the Debentures and Warrants (the “Purchasers”), which prohibited the Company from, directly or indirectly, among other things, creating or incurring any indebtedness (other than Permitted Indebtedness, as such term is defined in the Purchase Agreement) without the consent of the holders of at least 85% of the principal amount of outstanding Debentures.

On October 16, 2008, the Purchasers executed a letter agreement (the “Letter Agreement”) with the Company containing, among other things, the following:

(i)	the Purchasers consent to the issuance of additional debentures in the aggregate principal amount of $352,631 (the “Additional Debentures”);
(ii)	the Purchasers consent to the issuance of 2 million shares of common stock along with the additional debentures (the “Incentive Shares”);
(iii)
the Purchasers consent to the issuance of up to $2.0 million of shares of the Company’s common stock (the “Equity Shares”) and the same number of common stock purchase warrants (the “Equity Warrants”) at a purchase price of at least $0.125 per share (the “Equity Raise”);

(iv)
the Maturity Date (as defined in the Additional Debenture) will be automatically extended to April 30, 2010, as same may be accelerated pursuant to the terms of the Additional Debentures upon both the following conditions: (i) the non-occurrence of an Event of Default (as defined in the Additional Debenture) or an event which with the passage of time or the giving of notice could become an Event of Default, and (ii) the receipt of net proceeds by the Company from a Qualified Offering (as defined in the Letter Agreement); and

(v)	The Purchase Agreement is amended to include the Additional Debentures and the shares issuable upon the conversion of the Additional Debentures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto for the nine months ended September 30, 2008 and 2007. The following discussion and analysis contains a number of forward-looking statements, all of which are based on our current beliefs and expectations and could be affected by the uncertainties and risks described throughout this Report. Our actual results may differ materially.

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

We have incurred substantial operating losses. As of September 30, 2008, our accumulated deficit was $17,649,468 and the total stockholders’ equity was ($1,519,631). Losses have principally occurred as a result of the substantial resources required for the development of our “Quad-Play” infrastructure and support and administrative facilities. We expect to continue to incur operating losses as the anticipated subscriber growth absorbs the current resources and we may have to increase the headcount to provide the requisite services which will impact salaries and other associated costs.

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

Revenues . During the three and nine months ended September 30, 2008, we had an increase in revenues of $217,673 and $1,165,371 compared to the three and nine months ended September 30, 2007, an increase of approximately 28% and 66%, respectively. This increase in subscriber revenue during the three and nine months ended September 30, 2008, is a result of the acquisition of the NTC subscribers in 2007 and growth in video, high-speed data and voice subscribers. Also, the product and services revenue increase primarily due to higher rental of the Company equipment and installation services at events. We anticipate an increase in subscriber revenue through the installation of the Company “Quad Play” services in MDU or MTU building when contracted and the subsequent sale to the subscriber.

The table below outlines product and services versus subscriber (recurring) revenues for comparable periods:

	Three months ended September 30,
Revenue:	2008		2007		Variance

Product and services	$126,691	13%	$93,433	12%	$33,258	36%
Subscriber	865,913	87%	681,498	88%	184,415	27%
Total	$992,604	100%	$774,931	100%	$217,673	28%

	Nine months ended September 30,
Revenue:	2008		2007		Variance

Product and services	$512,395	17%	$261,039	15%	$251,356	96%
Subscriber	2,418,071	83%	1,504,056	85%	914,015	61%
Total	$2,930,466	100%	$1,765,095	100%	$1,165,371	66%

Cost of Sales . During the three and nine months ended September 30, 2008, we had cost of sales of $1,027,860 and $3,024,931 as compared to cost of sales of $871,804 and $2,431,254 during the three and nine months ended September 30, 2007, an increase of 18% and 24%, respectively. Our costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue. The capitalized cable equipment and installation costs are depreciated over the lease term and include equipment and installation labor. The non-cash depreciation expense of the cable equipment and installation costs are included in cost of sales for the three and nine months ended September 30, 2008 and 2007 in the amount of $231,035 and $663,750 compared to $200,226 and $487,570, respectively.

Gross Profit (Loss). Gross margins increased by $61,617 and $571,694 for the three and nine months ended September 30, 2008 when compared to the three and nine month period ended September 30, 2007, respectively. The increase during the three and nine months ended September 30, 2008 was primarily due to the acquisition of additional subscriber revenue from NTC and increased revenue from our product and services category. The Company still experiences intense competition for its services in the New York area and the contractual costs for cable programming fees will continue to influence the fluctuation in our margins for the foreseeable future, until such time we are able to negotiate more favorable terms with our vendors.

Operating Loss . Operating expenses, which consist of sales and marketing expenses, depreciation and general and administrative costs, totaled $1,595,577 and $4,220,685 during the three and nine months ended September 30, 2008 as compared to $1,675,579 and $3,558,194 during the three and nine months ended September 30, 2007, respectively. The increase during the nine months ended September 30, 2008, is primarily due to decrease in general and administrative expenses of $76,000 and higher stock options expense of $222,000, impairment of long lived assets of $330,000 and NTC subscriber amortization of $186,000. Operating loss was $1,630,833 and $4,315,150 during the three and nine months ended September 30, 2008 as compared to $1,772,452 and $4,224,353 during the three and nine months ended September 30, 2007.

Selling, General and Administrative Expenses . Selling, general and administrative expenses which consist of commissions, salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $988,538 and $3,048,834 during the three and nine months ended September 30, 2008 as compared to $1,399,738 and $3,064,031 during the three and nine months ended September 30, 2007. The decrease during the nine months ended September 30, 2008, is primarily associated with a decrease in professional fees and investor relations fees of $227,000, netted against increases in NTC operating costs, marketing and salaries and benefits of $212,000. Our management believes that our expenses will continue to increase as sales continue to grow and will optimize all its current resources to support our growth initiatives.

Depreciation and Amortization Expense (including cable equipment and installations) . Depreciation expense totaled $240,688 and $693,060 during the three and nine months ended September 30, 2008, as compared to $213,659 and $522,305 during the three and nine months ended September 30, 2007. The amortization expense totaled $138,879 and $416,636 during the three and nine months ended September 30, 2008 as compared to $135,099 and $285,461 during the three and nine months ended September 30, 2007. This increase was due to the acquisition of the NTC subscriber list.

Net Loss . We had a net loss of $2,176,026 and $5,416,914 for the three and nine months ended September 30, 2008 as compared to $2,458,710 and $5,147,982 for the three and nine months ended September 30, 2007. The increased loss is attributable to the build-out of the support infrastructure and the increase in non-cash depreciation related to installing new and retrofitting properties to capitalize on future, subscriber based revenue opportunities and the impairment of long lived assets. Our management believes that net losses will continue and will make every effort with the current headcount in the sales, engineering, administration, and our customer support infrastructure in order to generate additional revenue through subscriber growth.

Liquidity and Capital Resources

Our working capital decreased by $2,921,140 during the nine months ended September 30, 2008 from a working capital deficit of $(2,554,279) at December 31, 2007 to a working capital deficit of $(5,475,419) at September 30, 2008. The decrease in working capital for the nine months ended September 30, 2008, resulted in a net decrease in cash of $974,241. The most significant uses of cash are as follows:

•	Approximately $862,000 of cash consumed directly in operating activities; and

•	Approximately $994,000 was expended on net purchases of cost of cable equipment and installations and fixed assets.

As of September 30, 2008 and December 31, 2007, we had cash and cash equivalents of $48,724 and $1,022,965, respectively.

As of September 30, 2008 and 2007, the Company had a balance due to Telkonet, Inc., our majority owned parent company, in the amount of $2,095,704 and $236,947, respectively, for loans made to the Company. The loans between the companies relate to advances from Telkonet, Inc. for their common stock equal to $1,530,000 in conjunction with the NTC acquisition on July 18, 2007 and net of inter-company advances of $565,704 which also includes certain shared services for professional fees, administrative and other operating matters. The loans are unsecured and bear interest at the prime rate calculated monthly. On May 24, 2007, $5,000,000 of this debt was converted into 5,000,000 shares of our common stock at a conversion price of $1.00 per share.

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

In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $500,000 as of December 31, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved. We have received waivers from the debenture holders and the unit holders, whereby they have waived all rights to liquidated damages due to the registration statement not being declared effective by the SEC in a timely manner. Since the liquidated damages have been waived, we have reversed the accrued amount of $500,000 during the period ended September 30, 2008.

On May 23, 2008, the Company issued additional Debentures with a principal value of $81,522 and a maturity date of April 30, 2010, to the existing Debenture holders, including an original issue discount of $6,522. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 125,418 shares of common stock, subject to certain limitations.

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

Cashflow analysis

Net Cash Used In Operating Activities . Cash utilized in operating activities was $(861,543) for the nine months ended September 30, 2008 as compared to $(2,825,722) for the nine months ended September 30, 2007. The decrease was primarily due to direct costs and operating expenses related to the business operations.

Net Cash Used in Investing Activities . Net cash used in investing activities totaled $(994,344) for the nine months ended September 30, 2008 compared to $(2,186,106) for the nine months ended September 30, 2007. Approximately $994,344 and $965,000 was used during the nine months ended September 30, 2008 and 2007, respectively, to build the infrastructure needed to generate future subscriber revenue.

Net Cash Provided by Financing Activities . Net cash provided by financing activities totaled $881,646 for the nine months ended September 30, 2008 compared to $6,095,982 for the nine months ended September 30, 2007. The Company received from Telkonet Inc. the sum of $825,417 and $(1,896,363) during the nine month periods ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2007, the Company received net proceeds from the sale of its common stock of $2,694,021, net proceeds from the issuance of convertible debentures of $6,050,000 and incurred financing costs of $746,762.

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

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6,657,872	-	$6,657,872	-	-
Capital Lease Obligations	$207,960	$8,297	$129,945	$69,718	-
Operating Lease Obligations	$451,478	$44,264	$257,214	$60,000	$90,000
Purchase Obligations	$96,739	$96,739			-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP					-
Total	$7,414,049	$149,300	$7,045,031	$129,718	$90,000

New Basis of Accounting

In January 2006, Telkonet acquired a 90% interest in our Company. In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting , as a result of the change in control of us that occurred on January 31, 2006, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different. The primary changes to the balance sheet reflect:

•	the recording of the fair value of our subscriber list;

•	the recording of the fair value of goodwill;

•	elimination of the accumulated earnings; and

•	increase in additional paid-in capital from these adjustments.

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of December 31, 2007, the Company had accrued an estimated penalty of $500,000, this amount was reversed in the nine-month period ended September 30, 2008, since the Debenture holders and the unit investors have waived their rights to liquidated damages and the Company has agreed to reduce the price of the warrants from $1.00 to $0.65.

Item 4T. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 30, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MSTI HOLDINGS, INC.

Date: November 14, 2008	By:	/s/ Frank T. Matarazzo
Frank T. Matarazzo Chief Executive Officer

Date: November 14, 2008	/s/ Ownkar Persaud
Ownkar Persaud,
Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.