Form 10KSB/A
period 2007-12-31
MSTI Holdings, Inc.
filed 2009-02-23
CIK 1372305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52862

MSTI Holdings, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	26-0240347
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

259-263 Goffle Road
Hawthorne, New Jersey	07506
(Address of Principal Executive Offices)	(Zip Code)

(973) 304-6080
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

MSTI HOLDINGS, INC.
FORM 10-KSB/A

EXPLANATORY NOTE

MSTI Holdings, Inc. is filing this Amendment No. 1 on Form 10-KSB/A for the year ended December 31, 2007 (“Form 10-KSB/A”) to amend our Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 (the “Original 10-KSB”). The Company is filing this Form 10-KSB/A in response to comments received from the SEC. The Company is hereby amending the Form 10-KSB as follows:

The Company has revised the disclosure in the risk factor on page 14, to delete the statement that the Company has not performed an in depth analysis to determine if past failures of internal control exist.

The Company has revised its financial statements to delete the successor columns for the year ended December 31, 2006, in the Consolidated Statement of Losses and the Consolidated Statement of Cash Flows.

The Company has changed the unrecognized stock based compensation disclosed in Note J.

The Company has revised the disclosure in Note L – Income Taxes, page F-26.

The Company has revised paragraph 4 of its certifications Exhibits 31.1 and 31.2.

The amendment did not have any material impact on the Company financial results; the annual report is filed in its entirety with the applicable changes. Except for the amendments and updates described above, this Amendment No. 1 on Form 10-KSB/A does not modify or update in any other way the Original 10-KSB. This Form 10-KSB/A does not reflect events that occurred after the filing of the Original 10-KSB.

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

Our principal executive offices are located at 259-263 Goffle Road, Hawthorne, New Jersey 07506 and our telephone number is (973) 304-6080. Our reports filed with the SEC can be found at our website at www.mst-online.com . Information on or accessed through our website is not incorporated into, and is not a part of, this Annual Report.

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

We currently maintain service agreements with approximately 22 MDU and MTU properties. Generally, under the terms of a service agreement, we provide either (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee. These agreements typically include a revenue sharing arrangement with property owners, whereby the property owner is entitled to a share of the revenues derived from subscribers who reside at the MDU/MTU property . These   revenue sharing arrangements are either based upon a fixed amount per subscriber or based on a percentage, typically between 7-10%, of the monthly revenue we receive from subscribers for our services. We believe that our complementary products and services allow for future growth and as such are designed and integrated with scalability in mind.

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

The Interactivewifi.com Wi-Fi network currently offers Internet access in the southern-half of Central Park, Riverside Park from 60 th to 79 th Streets, Dag Hammarskjold Plaza, and the United Nations Plaza. In addition, Wi-Fi service is available in and around Trump Tower on Fifth Avenue, Trump World Tower on First Avenue, the Trump Place properties owned by Equity Residential and Extell Corporation located on Riverside Boulevard, Trump Palace, Trump Parc, Trump Parc East as well as portions of Roosevelt Island surrounding the Octagon residential community.

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

Our inability to obtain capital, use internally generated cash or debt, or use shares of our common stock to finance future acquisitions could impair the growth and expansion of our business .

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

If we fail to maintain an effective system of internal control in the future, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. We may in the future discover areas of our internal control that need improvement, internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

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

If our data security measures are breached, subscribers may perceive our network and services as not secure, which may expose us to liability or harm our reputation and our results of operations .

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

Risks Relating to Our Common Stock

Our stock price may be volatile in response to various factors, some of which are out of our control .

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007, to a vote of security holders through the solicitation of proxies or otherwise .

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue . Our revenue consists of providing subscriber (recurring) services and the delivery of product and services in the MTU/MDU markets. The subscriber revenue consists of Quad-Play services provided to a subscriber portfolio of properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The product and services revenue consists of equipment, installations and ancillary services provided to customers independent of the subscriber portfolio. The total revenue for the year ended December 31, 2007, increased by $779,304 compared to 2006.

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

Depreciation and Amortization .. Depreciation expenses for the year ended December 31, 2007 increased by $142,280 compared to 2006.   This   was primarily due to the addition of Newport Telecommunications and the addition of infrastructure costs. The amortization expenses increased by $139,115 for the year ended December 31, 2007 compared to 2006 and this was a result of the addition of the Newport Telecommunications subscriber list.

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

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures .

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

Changes in Internal Control over Financial Reporting .

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

(4) All Other Fees

No fees of this sort were billed by RBSM LLP during 2006 and 2007.

Item 14. Exhibits

Exhibit No .	Description

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

MSTI HOLDINGS, INC.

Date: February 23, 2009	/s/ Frank T. Matarazzo
Frank T. Matarazzo, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren V. Musser	Chairman of the Board of Directors	February 23, 2009
Warren V. Musser

/s/ Frank T. Matarazzo	Chief Executive Officer and Director (Principal	February 23, 2009
Frank T. Matarazzo	Executive Officer)

/s/ Ownkar Persaud	Vice President of Finance (Principal Financial and	February 23, 2009
Ownkar Persaud	Accounting Officer)

/s/ Thomas C. Lynch	Director	February 23, 2009
Thomas C. Lynch

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

See accompanying notes to consolidated financial statements

MSTI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

		Predecessor	Successor
	Year Ended December 31,	Month Ended January 31,	February 1 to December 31,
	2007	2006	2006
Revenue, net	$2,675,750	$140,643	$1,755,803

Cost of Sales	3,405,599	136,139	2,210,309

Gross Profit (Loss)	(729,849)	4,504	(454,506)

Operating Expenses:
Selling, General and Administrative	4,108,077	544,190	2,312,441
Impairment write-down in Goodwill	1,958,198
Impairment write-down in Long Lived Assets	493,512
Non-Employee stock based compensation	337,500
Employee stock based compensation	40,500
Employee stock options	308,634	-	-
Depreciation and Amortization	466,142	3,854	320,008
Total Operating Expense	7,712,563	548,044	2,632,449

Loss from Operations	(8,442,412)	(543,540)	(3,086,955)

Other Income (Expense):
Registration rights liquidated damage	(500,000)	-	-
Interest Income	71,480	-	1,503
Interest Expense	(1,139,952)	(4,359)	(206,595)
Total Other (Expenses)	(1,568,472)	(4,359)	(205,092)

Loss Before Provision for Income Taxes	(10,010,884)	(547,899)	(3,292,047)

Provision for Income Taxes	-	924,162	(1,070,377)

Net Loss	$(10,010,884)	$(1,472,061)	$(2,221,670)

Loss per common share (basic and diluted)	$(0.43)	$(0.10)	$(0.15)

Weighted average common shares for computation	23,439,567	15,000,000	15,000,000

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

See accompanying footnotes to consolidated financial statements

MSTI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Twelve months Ended	Predecessor	Successor
	December 31,	January 31,	February 1 to December 31,
	2007	2006	2006
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss	$(10,010,884)	$(1,472,061)	$(2,221,670)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Investment in affiliate	-	4,948	-
Impairment of Fixed Assets	493,512	-	-
Impairment of Goodwill	1,958,198	-	-
Registration rights liquidated damages	500,000	-	-
Amortization of the beneficial conversion feature of the convertible notes and warrants	464,586	-	-
Amortization of OID interest	307,038	-	-
Stock options and warrants issued in exchange of service	308,634	-	-
Common stock issued in exchange for services	337,500	-	-
Stock based compensation issued to employees	40,500	-	-
Amortization of financing costs	168,353	-	-
Depreciation, including Cable equipment and installations	744,953	25,691	389,476
Amortization	421,494	353	282,325
Due to/from affiliate	-	19,936	-
Increase / decrease in:
Accounts receivable, trade and other	(141,341)	77,928	(67,234)
Prepaid expenses and deposits	144,184	71,086	178,198
Customer deposits	6,000	-	-
Income tax payable, net of receivable	-	147,971	38,915
Deferred income tax and other, net	-	1,067,191	(1,109,292)
Deferred revenue	20,388	(5,535)	22,140
Accrued Payroll	15,780	-	-
Accounts payable, accrued expenses, net	775,412	178,939	64,008
Net Cash Provided by (Used In) Operating Activities	(3,445,698)	116,447	(2,423,134)

Cash Flows From Investing Activities:
Costs of Cable equipment and installations	(1,541,491)	(111,591)	(2,688,855)
Purchase of Newport assets	(1,118,294)	-	-
Purchase of property and equipment, net	(113,700)	(13,744)	(21,173)
Net Cash Used In Investing Activities	(2,773,485)	(125,335)	(2,710,028)

Cash Flows From Financing Activities:
Proceeds from (Repayment of) line of credit	-	45,963	(409,055)
Advances from Parent Company, net	(863,023)	-	5,603,310
Proceeds from sale of common stock, net of costs	2,694,020	-	-
Proceeds from issuance of convertible debentures, net of costs	6,050,000	-	-
Financing costs	(746,762)	-	-
Repayments of Notes Payable	(6,555)	(546)	(6,009)
Net Cash Provided By Financing Activities	7,127,680	45,417	5,188,246
Net Increase In Cash and Cash Equivalents	908,497	36,529	55,084
Cash and cash equivalents at the beginning of the period	114,468	22,855	59,384
Cash and cash equivalents at the end of the period	$1,022,965	$59,384	$114,468

See accompanying notes to consolidated financial statements

MSTI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Twelve months
	ended	Predecessor	Successor
	December 31, 2007	January 31, 2006	February 1 to December 31, 2006
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$199,976	$4,363	$417
Income taxes paid	-	-	-

Non-cash transactions:
Amortization expense of the beneficial conversion feature	464,586	-	-
Amortization expense of warrants issued	307,038	-	-
Conversion of Parent Company Loan	5,000,000	-	-

Acquisition by Telkonet, Inc. (Note B):
Subscriber list - intangible asset	-	-	2,463,927
Goodwill	-	-	1,958,198
Investment by Telkonet, Inc.	-	-	4,379,259

Acquisition of Newport:
Subscriber list - intangible asset	1,980,187	-	-
Fixed assets acquired	668,107	-	-
Common stock of parent company	(1,530,000)	-	-
Direct acquisition costs	(98,294)	-	-
Cash paid for acquisition	(1,020,000)	-	-

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

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65	4,278,000	9.4	$0.65	675,000	$0.65
	4,278,000	9.4	$0.65	675,000	$0.65

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	-	$-
Granted	4,278,000	0.65
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	4,278,000	$0.65

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

Total stock-based compensation expense related to stock options recognized in the consolidated statement of losses for the year ended December 31, 2007, was $308,634, net of tax effect. The aggregate intrinsic value of options outstanding and unvested at December 31, 2007, is $0. At December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $1,659,246.

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

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Significant components of the provision (benefit) for income taxes for the following years are as follows:

	Period Ended December 31, 2007	Successor February 1 to December 31, 2006	Predecessor January 31, 2006

Current:
Federal	$—	$—	$(143,109)
State	—	—	—

	—	—	(143,109)

Deferred:
Federal	—	(896,219)	913,201
State	—	(174,158)	154,070

	$—	$(1,070,377)	$1,067,191

Total income tax expense (benefit)	$—	$(1,070,377)	$924,162

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	Period Ended December 31, 2007	Successor February 1 to December 31, 2006	Predecessor January 31, 2006
Tax provision computed at the statutory rate	$(3,403,701)	$(1,118,519)	$845,258
Deferred state income taxes, net of federal income tax benefit		(256,935)	(20,168)
Payment to shareholder			98,940
Stock Compensation	216,117	—	—
Goodwill Impairment	665,787	—	—
Book expenses not deductible for tax purposes	114,013	7,454	132
Change in valuation allowance for deferred tax assets	2,407,784	297,623	—
Income tax expense	$—	$(1,070,377)	$924,162

MSTI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$3,403,140	$1,211,995
Property and equipment	281,913	—
Reserve	214,065	—
Other	43,478	20,438
Total deferred tax assets	3,942,595	1,232,433

Deferred Tax Liabilities:
Property and equipment, principally due to differences in depreciation		(14,678)
Acquired intangibles	(781,837)	(913,570)
Beneficial Conversion	(502,774)	—
Other	(3,490)	(6,562)
Total deferred tax liabilities	(1,288,101)	(934,810)

Valuation allowance	(2,654,494)	(297,623)
Net deferred tax assets	$—	$—

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

The Company has established a contingency reserve related to income taxes in accordance with SFAS No. 5. These reserves predominantly relate to the tax treatment of compensation from Microwave Satellite Technologies, Inc.’s pre-acquisition period. This reserve was recorded  through book expense in a prior period .

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

NOTE P - SUBSEQUENT EVENTS

Amendment to Securities Purchase Agreement

In the Company’s May 2007 private offering of convertible debentures (the “Debentures”) and warrants (the “Warrants”), the Company entered into (a) a Securities Purchase Agreement with the purchasers of the Debentures and Warrants (the “Purchasers”), which prohibited the Company from issuing shares of common stock or common stock equivalents until 90 days after a registration statement registering all of the common stock underlying the Debentures and Warrants (the “Registration Statement”) is declared effective by the Securities and Exchange Commission (the “SEC”), subject to certain limited exceptions, and (b) a Registration Rights Agreement with the Purchasers, which stated that if the Registration Statement was not declared effective by the SEC on or before November 21, 2007 (the “Effectiveness Date”), the Company would be required to pay to each Purchaser, for each month in which the Registration Statement had not been declared effective, an amount in cash equal to 1% of the aggregate purchase price paid by such Purchaser for any unregistered securities then held by such Purchaser (“ Liquidated Damages ”).

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